Form 10-Q
period 1995-06-30
WESTWOOD GROUP INC
filed 1995-08-14
CIK 83530

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________ to _________________
Commission File Number:                                  0-1590

                                  THE WESTWOOD GROUP, INC.
                         (Exact name of registrant as specified in its charter)

          Delaware                          04-1983910
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


190 V.F.W. Parkway, Revere, Massachusetts                        02151
  (Address of principal executive offices)                     (Zip Code)


                                       617-284-2600
                   (Registrant's telephone number, including area code)

                                      Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X

As of May 15, 1995 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.
                       Page 1 of 21 Pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                              June 30,       December 31,
                                               1995              1994
                                            (Unaudited)
Current assets:
   Cash                                     $   162,789       $   812,424
   Restricted cash                            1,371,217         1,399,726
   Accounts receivable                        1,095,084           689,741
   Prepaid expenses and other
     current assets                             380,816           244,739
          Total current assets                3,009,906         3,146,630

 Land                                           348,066           348,066
 Buildings                                   19,377,265        19,237,102
 Machinery and equipment                      4,903,391         4,782,061
 Leasehold improvements                      10,588,879        10,596,672
                                             35,217,601        34,963,901
   Less: accumulated depreciation
     and amortization                       (18,190,591)      (17,567,344)

          Net property, plant and equipment  17,027,011        17,396,557

Other assets:
   Goodwill, less accumulated
     amortization of $168,000 and
     $96,000                                    552,000           624,000
   Intangible assets, less accumulated
     amortization of $49,999 and $33,333                           16,666
   Investment in unconsolidated subsidiary    5,388,141         5,453,631
   Accounts receivable from officers,
     employees and related party                308,913           480,578
   Other assets                                 607,725           705,212

          Total other assets                  6,856,779         7,280,087

          Total assets                      $26,893,696       $27,823,274



The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               June 30,       December 31,
                                                 1995             1994
                                             (Unaudited)
Current liabilities:
   Current portion of long-term debt         $  4,534,043     $ 1,881,321
   Long-term obligations in default               400,000       2,504,168
   Subordinated notes payable                     285,000         285,000
   Accounts payable and other accrued expenses 13,354,971      12,500,675
   Outstanding pari-mutuel tickets              1,656,203       1,239,251

           Total current liabilities           20,230,217      18,410,415

Long-term debt, less current maturities         8,711,386       9,549,586
Other long-term liabilities                     1,614,111       2,815,664

           Total liabilities                   30,555,714      30,775,665

Commitments and contingencies

Stockholders' deficit:
   Common Stock, $.01 par value;
        Authorized 5,000,000 shares
        1,936,409 shares issued and
         outstanding                               19,364          19,364

   Class B Common stock, $.01 par value;
        Authorized 5,000,000 shares;
        912,615 shares issued and
         outstanding                                9,126           9,126

   Additional paid-in capital                  13,355,355      13,355,355
   Accumulated deficit                         (8,657,087)     (7,954,721)
   Note receivable from related party            (308,812)       (301,551)
   Minimum pension liability adjustment          (115,182)       (115,182)
   Less cost of 1,593,199 common and 600
        class B common shares in treasury      (7,964,782)     (7,964,782)

           Total stockholders' deficit         (3,662,018)     (2,952,391)

           Total liabilities, minority
              interest and stockholders'
                deficit                       $26,893,696     $27,823,274

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

       For the three months ended June 30, l995 and l994

                           (Unaudited)

                                              1995              1994


Operating revenue:
   Parimutuel commissions                 $ 7,237,135        $ 7,645,291
   Concessions                                879,711          1,176,646
   Other operating                            633,634            363,284
       Total operating revenue              8,750,480          9,185,221

Operating expenses:
   Wages, taxes and benefits                2,737,909          2,989,867
   Purses                                   2,524,627          2,880,423
   Cost of food and beverage                  305,165            308,224
   Administrative                             769,424            726,928
   General operating                        2,534,165          2,628,230
   Depreciation and amortization              401,124            409,761
       Total operating expenses             9,272,414          9,943,433
       Income (loss) from operations      (   521,934)       (   758,212)

Other income/(expenses):
   Interest expense                       (   130,451)       (   449,660)
   Equity income (loss) in
     unconsolidated subsidiary            (    30,525)           129,870
   Other income                                88,330             88,332
   Net gain on investment                                        296,343
                                          (    72,646)            64,885

Loss before provision for income taxes
   and extraordinary item                 (   594,580)       (   693,327)
Provision for income tax                  (    30,000)              -
Loss before extraordinary item            (   564,580)       (   693,327)
Extraordinary item-gain on elimination
    of debt, net                                              15,266,601

     Net income (loss)                   $(   564,580)       $14,573,274

Income (loss) per share
    Loss before extraordinary item               (.45)              (.55)
    Extraordinary item                                             12.16

Net income (loss) per share                      (.45)       $     11.61

Weighted average common
  shares outstanding                        1,255,225          1,255,225


The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

        For the six months ended June 30, l995 and l994

                           (Unaudited)

                                              1995              1994


Operating revenue:
   Parimutuel commissions                 $13,308,147        $13,188,492
   Concessions                              1,435,035          1,596,794
   Other operating                          1,163,912            651,187
       Total operating revenue             15,907,094         15,436,473

Operating expenses:
   Wages, taxes and benefits                5,057,510          5,320,090
   Purses                                   4,014,982          4,430,368
   Cost of food and beverage                  489,475            383,444
   Administrative                           1,392,977          1,313,460
   General operating                        4,588,014          4,752,368
   Depreciation and amortization              809,981            825,404
       Total operating expenses            16,352,939         17,025,134
       Income (loss) from operations      (   445,845)       ( 1,588,661)

Other income/(expenses):
   Interest expense                       (   367,695)       ( 1,582,973)
   Equity income (loss) in
     unconsolidated subsidiary            (    65,490)           169,767
   Other income                               176,664            176,666
   Net gain on investment                                        296,343
                                          (   256,521)       (   940,197)

Loss before provision for income taxes
   and extraordinary item                 (   702,366)       ( 2,528,858)
Provision for income tax                         -                   -
Loss before extraordinary item            (   702,366)       ( 2,528,858)
Extraordinary item-gain on elimination
    of debt, net                                              15,266,601

     Net income (loss)                   $(   702,366)       $12,737,743

Income (loss) per share
    Loss before extraordinary item               (.56)             (2.01)
    Extraordinary item                                             12.16

Net income (loss) per share                      (.56)       $     10.15

Weighted average common
  shares outstanding                        1,255,225          1,255,225


The accompanying notes are an integral part of these consolidated condensed financial statements.

           THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          For the six months ended June 30, 1995 and l994

                           (Unaudited)

                                                   1995           1994

Cash Flows From Operating Activities:

  Net income (loss)                             $(  702,366)  $ 12,737,743
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities -
       Depreciation and amortization                809,981        825,404
       Equity in (income) loss of
          unconsolidated subsidiary                  65,490    (   169,767)
       Deferred revenue                          (  176,668)         -
       Amortization of restructured note             79,215          -
       Extraordinary gain on elimination of
            debt, net                                          (15,266,601)
       Changes in operating assets and liabilities -
         Restricted Cash                             28,509    (   102,818)
         Receivables                             (  240,939)       123,104
         Prepaid expenses
           and other current assets              (  136,077)        44,794
         Other assets                            (      581)   (   116,070)
         Accounts payable
           and other accrued liabilities,
           including interest and taxes           1,271,248      2,888,469
         Other long-term liabilities             (1,024,885)   (   207,354)
              Total adjustments                     675,293    (11,980,839)
              Net cash provided by, (used in)
                operating activities             (   27,073)       756,904

Cash Flows From Investing Activities:

    Additions to property, plant and equipment  (  253,700)    (   162,814)
    Net sales of marketable securities                              96,343
    Other                                                          100,000

              Net cash provided by (used in)
                investing activities            $(  253,700)        33,529


                           (Continued)

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        For the six months ended June 30, 1995 and l994

                           (Unaudited)

                           (Continued)

                                              1995          1994

Cash Flows From Financing Activities:

Proceeds from long-term debt              $     -      $    300,000
Principal payments of debt                 (  368,862)     (249,613)

  Net cash (used in) provided by
    financing activities                   (  368,862)       50,387

Net increase, (decrease) in cash
  and cash equivalents                     (  649,635)      840,820

Cash and cash equivalents at
    beginning of period                       812,424       354,391

Cash and cash equivalents at
    end of period                         $   162,789  $  1,195,211

Supplemental Disclosures of Cash
    Flow Information:

  Cash paid during the period for-
    Interest:                             $   321,128  $    521,361

    Income taxes                          $     -      $      -


  Non-cash investing and financing
    activities:  Acquisition of
    Concessions operation by incurring
    direct liabilities of the operation.               $    770,000








The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of June 30, 1995, and the results of its operations and cash flows for the six and three month periods ended June 30, 1995 and 1994. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

     Principles of Consolidation

          The accompanying consolidated condensed financial statements as of, and for the six and three months ended, June 30, 1995 and 1994 include the accounts of the Company and its wholly-owned subsidiaries. During 1994, the Company and Back Bay Restaurant Group, Inc. ("BBRG"), jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company; the Company had previously owned 42.9% of BBRG. Accordingly, the Company's investment in BBRG for the six and three months ended June 30, 1995 and 1994 has been accounted for under the equity method. (See Note 4 Investment in Affiliate).

     Financial Statements for the Year Ended December 31, 1994

          The consolidated condensed balance sheet at December 31, 1994 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1994.

     Debt

          Long-term obligations which are in default have been classified as current liabilities. See Note 3 for debt defaults.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

                           (Continued)


     Income (Loss) per Common Share

          Income (loss) per share amounts are based on the weighted average number of common and Class B common shares and common share equivalents outstanding (if dilutive) during each year. Common share equivalents consist of dilutive stock options and warrants under the treasury stock method.


2.  Results of Operations and Management's Plans

          The Company's consolidated condensed financial statements have been prepared on the basis that it will be able to continue in existence. The Company incurred a consolidated net loss of approximately $534,000 and $693,000 in the three months ended June 30, 1995 and 1994, respectively.

          For the period beginning in November 1992 through February 1995, the Company engaged the professional services of a corporate advisor (the "Advisor") to assist management in the planning and execution of a corporate reorganization. Since their engagement, the Advisor has undertaken the following activities in conjunction with and on behalf of management:

     - Managing the Company within its cash constraints, including the creation of a cash flow forecasting system;

     - Developing an immediate short-term cost reduction and cash generation program;

     - Reorganizing operations and renegotiating certain service contracts and agreements in order to achieve operational efficiencies;

     -    Negotiating with existing and potential
          lenders and creditors in an effort to
          restructure the Company's debt and to secure new sources of capital (See Note 4);

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

                           (Continued)


     - Restructuring certain assets including the identification of assets to be held for disposition;

     -    Assisting the Board of Directors as requested.

          Since such engagement, the Company has retired or restructured approximately $32.5 million of debt, eliminated non-performing non-core assets, and significantly reduced certain operating expenses. The Company continues to pursue ways of improving operations, and of retiring or restructuring its remaining indebtedness.

3.  Debt

          In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default.

          The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $15,266,000 net of applicable income taxes. The net extraordinary gain includes forgiveness of interest and indebtedness reduced by related expenses and the write-off of remaining bond issuance fees. The net gain applicable to the forgiveness of indebtedness was further reduced by related expenses during the period
July 1, 1994 through December 31, 1994. The net gain included in the results of operation for the year ended December 31, 1994 was approximately $11,159,000.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

                           (Continued)



          The Company has outstanding a bank line of credit in the amount of $2,000,000 (the "Term Note"). The Term Note was collateralized by a pledge of approximately 336,000 of the Company's shares of BBRG common stock
(the "Collateral").

          In March 1995, the Company and the bank reached an agreement to restructure the Term Note. The agreement became effective in April 1995.
The new terms provide for the pledge of an additional 65,000 shares of BBRG common stock and for the maintenance of a loan to collateral value ratio of 75%. The new terms also provide for interest only payments until August 31, 1995 and principal payments of $16,000 per month, plus interest, thereafter until maturity on June 1, 1996. The interest rate will be fixed at 10% for the remainder of the Term Note.

          In March 1995, the loan to collateral value ratio fell below 75%. The Company has not, however, made any reductions to the principal balance of the Term Note, nor has the Company received any notice of default from the bank.

          Outstanding indebtedness under a margin agreement was approximately $207,000 and $361,000 at June 30, 1995 and 1994, respectively. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

           In June l993, the Company defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on the building owned by the Company. The Promissory Note, which matured in June 1993, required a combined payment of principal and interest totalling $600,000. The Company remains in default on such obligation.

           In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5%, but is increased to 12% in the event of a default.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

                           (Continued)


          In May 1995, the Company reached an agreement with a related party to restructure a 6% Promissory Note (the "Note") in the amount of $318,000. The new terms provide for the pledge of an additional 33,000 shares of BBRG common stock. The new terms also provide for principal payments, plus interest at 3/4 of 1% per month, of $9,000 per month until April 1996 and $12,000 per month from May 1996 until maturity in November 1996.

          In December 1994, as part of the agreement to sell land owned collectively by the Company and the Revere Realty Group, Inc., the Company was loaned $300,000 evidenced by a promissory Note and Second Mortgage.
In conjunction with the loan, a portion of the sales price in the amount of $300,000 was contingent upon the buyer obtaining certain permits for construction. The proceeds from this contingent payment are to be used to extinguish the obligation on the related loan. During August 1995, the buyer received the applicable permits and the Company is seeking relief of this obligation.

          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with interest at 6%.

          In October 1994, the Company entered into a Loan Restructuring Agreement with the Mortgagee of property located at 284 Newbury St. The new agreement ("Loan Restructure Agreement") reduced the principal amount from approximately $4.3 million to $4.1 million and released outstanding interest of approximately $300,000. In consideration of the above, the Company has assigned all of the rents it receives from BBRG to the Mortgagee. The Loan Restructure Agreement requires interest only payments through Maturity on September 1, 1998. Interest charged at 5.50% thru October 1995 and 8.29% thereafter.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

                           (Continued)

          As part of the Loan Restructure Agreement, the Company maintains a non-recourse guarantee in the amount of $400,000, which is collateralized by 30,000 of the Company's shares of BBRG. The guarantee is reduced by $50,000 per year for three years beginning March 1996. In addition, the Company has pledged 15,000 of its BBRG shares to the Mortgagee as indemnification against past due real estate taxes owed to the City of Boston. Such share will be released to the Company on a pro-rata basis as the past due real estate taxes are satisfied.

          In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes.

          The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Capital Improvement Trust Funds as payment towards these amounts.

          In December 1994, the Company entered into an amended loan agreement restructuring a $4.5 million term loan agreement dated November 1993. The new agreement was divided into two new notes. The first note included a principal balance of $1.0 million which was paid in full. The second note in the amount of $3.5 million, requires monthly payments of interest only, until June 1995 at an annual rate of 8.75% and, thereafter, monthly payments of principal and interest of $42,298 until maturity in June 1996.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1995

                           (Unaudited)

                           (Continued)

4.   Investment in Affiliate

          The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the six months ended June 25, 1995. The Company's investment in BBRG is accounted for under the equity method. (See Note 1 Principles of Consolidation).


Financial Information             June 25    December 25,
(In thousands)                       1995           1994
Balance sheet data
  Current assets                   $  4,849       $ 4,486
  Noncurrent assets                  42,438        42,828
  Current liabilities                 9,384         9,665
  Noncurrent liabilities             10,720        10,112
  Net equity                         27,183        27,537


                              Six Months Ended June 25,
                                     1995           1994
Earnings data
  Net sales                        $ 45,013       $40,499
  Gross profit                        4,565         5,489
  Net income (loss)                (    354)          795

Company's equity in net income
     (loss) of BBRG                $    (65)      $   170


          The Company maintained and operated its restaurant and concession facilities at Wonderland through BBRG, pursuant to a concessions agreement (the "Concessions Agreement") which became effective in 1992. The Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement which became effective on May 2, 1994.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended June 30, 1995 compared to three months ended June 30, 1994

     Wonderland Park

         The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30.


                                       1995            1994


Live performances                        133             131
Simulcast days                            91              91

Parimutuel handle (thousands)
      Live-on track                  $17,456         $19,947
      Live-simulcast                   7,979             -
      Guest-simulcast                 12,860          12,358
            Total                    $38,295         $32,305

Total attendance                     177,043         214,805

Average per capita wagering          $   143         $   150

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended June 30.



                                       1995            1994

Total live performances                   41              53
Total simulcast days                      88              88

Parimutuel handle (thousands)
      Live-on track                  $ 2,857         $ 3,817
      Live-off track                   6,517           4,423
      Guest-simulcast                 10,377          11,351
            Total                    $19,751         $19,591

Total attendance                      72,977          58,674

Average per capita wagering          $   182         $   258

     Operating Revenue

          Revenue from parimutuel commissions decreased to approximately $7,240,000 for the three months ended June 30, 1995 from $7,645,000 in the comparable period in l994, a decrease of $405,000 or 5.3%. This decrease is attributable to the decrease in live handles at Wonderland, as a result of the reduction in attendance. At Foxboro, the live handle decreased as a result in the reduction of number of live performances. The total handle results were consistent for the three months ended June 30, 1995 compared to the comparable period in 1994 due to an increase in the live, off track simulcast wagering. The commission rate on live, off track wagering is significantly lower than the commission earned on live and guest handle amounts.

          Revenue from parimutuel commissions for the six months ended June 30, 1995 increased by approximately $120,000 or 1% to approximately $13,308,000 from the comparable period in 1994 of approximately $13,188,000. This increase is attributable to the increase in live and guest simulcast handle results in the first quarter of 1995. This increase in handle was attributable to a greater attendance in the first quarter of 1995 compared to 1994 and the addition of live - simulcasting in 1995. The attendance increased as a result of better weather conditions in the first quarter of 1995.

          Parimutuel commission revenue for the six months ended June 30, 1995 includes approximately $228,000 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $66,000 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $193,000 deposited into the Harness and Thoroughbred Capital Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

          Concessions revenue decreased to approximately $880,000 for the three months ended June 30, 1995 from $1,177,000 in the comparable period in 1994, a decrease of $297,000 or 25.2%. This decrease is attributable to a reduction in the number of live performances at Foxboro and a reduction in the attendance at Wonderland.

          Concessions revenue decreased to approximately $1,435,000 for the six months ended June 30, 1995 from $1,596,000 in the comparable period in 1994, a decrease of $161,000 or 10%. This decrease is attributable to the conditions of the second quarter of 1995.

          Other operating revenues consist of admissions, parking and program revenue directly related to the racing performances. Other operating revenues increased to approximately $1,163,000 in the six months ending June 30, 1995 compared to $651,000 for the comparable period in 1994, an increase of $512,000 or 78%. Other operating revenues for 1994 only includes approximately one month of program sales. The program revenues were maintained and operated through BBRG through May of 1994 at which point the Company entered into an agreement with BBRG to transfer the program operations under the control of the Company.

     Operating Expenses

          Operating expenses of $9,272,000 for the three months ended June 30, 1995 decreased from the comparable period in l994 of $9,943,000, a reduction of $671,000 or 6.7%. This decrease is attributable to a reduction in the number of performances at Foxboro as well as additional efforts to reduce costs. In addition, the purse expenses have decreased approximately $356,000 as a direct result in the reduction in the live handle amounts at Wonderland.

     Interest Expense

          Interest expense decreased to approximately $130,000 in the three months ended June 30, 1995, from $450,000 in the three months ended June 30, 1994. The decrease is primarily due to the elimination of interest associated with the majority of the Company's 14.25% Subordinated Notes. (See Liquidity and Capital Resources-General).

     Depreciation and Amortization

          Depreciation and amortization decreased slightly to approximately $402,000 in the three months ended June 30, 1995, from $410,000 in the comparable period in l994.

     Other Income

          Other income of approximately $88,000 is attributable to the recognition of revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland and Foxboro.

     Liquidity and Capital Resources

          Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for the maintenance and enhancement of the racing facilities at Wonderland Park and Foxboro Park, and for debt service requirements, including those relating to debt incurred in connection with capital expenditures at Foxboro Park during l992.

     General

          In May 1994 holders of approximately 98.6%, or $19,300,000, of the Company's 14.25% Subordinated Notes (the "Notes") delivered them to the Company in consideration for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange and these notes remain in default.

          The Company has outstanding a bank line of credit in the amount of $2,000,000 (the "Term Note"). The Term Note was collateralized by a pledge of approximately 336,000 of the Company's shares of BBRG common stock
(the "Collateral").

          In March 1995, the Company and the bank reached an agreement to restructure the Term Note. The agreement became effective in April 1995.
The new terms provide for the pledge of an additional 65,000 shares of BBRG common stock and for the maintenance of a loan to collateral value ratio of 75%. The new terms also provide for interest only payments until August 31, 1995 and principal payments of $16,000 per month, plus interest, thereafter until maturity on June 1, 1996. The interest rate will be fixed at 10% for the remainder of the Term Note.

          In March 1995, the loan to collateral value ratio fell below 75%. The Company has not, however, made any reductions to the principal balance of the Term Note, nor has received any notice of default from the bank.

          In June l993, 284 Newbury defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on the building owned by 284 Newbury. The Promissory Note, which matured in June, required a combined payment of principal and interest totalling $600,000. 284 Newbury remains in default on such obligation.

          In November 1992 the Company engaged the professional services of a related party to assist management in the planning and execution of a financial and operational reorganization of the Company. The reorganization was substantially complete at December 31, 1994. During such engagement, the Company retired or restructured approximately $32.5 million of debt, eliminated non-performing non-core assets, and significantly reduced certain operating expenses. The Company continues to pursue ways of improving operations, and of retiring or restructuring its remaining indebtedness.


     Racing Operations

          In May 1994, Foxboro settled certain litigation regarding the Foxboro Creditor Trust Agreement and entered into a Settlement of Litigation Agreement with the Trustee (the "Settlement Agreement"). The outstanding note
(the" Note") requires the payment of 100% of the distributions from Foxboro's Harness Horse and Running Horse Capital Improvements Trust Funds ("Trust Funds"). To the extent that quarterly payments in respect of the calendar years 1994, 1995, 1996 and the period January 1, 1997 through August 31, 1997 aggregate less than $105,000, $145,000, $150,000 and
$230,000, respectively, Foxboro shall be required to make up the shortfall.


          For the quarter ended December 31, 1994, the shortfall was approximately $26,500, which payment was made by Foxboro in March 1995.
For the quarter ended June 30, 1995, the shortfall was approximately $78,000 which payment was made, by Foxboro before September 31, 1995, as required by the Settlement Agreement. For the quarter ended September 31, 1995 the shortfall is anticipated to be approximately $60,000, which will be paid from the Capital Improvements Trust Fund by December of 1995.

          In order to meet the requirements for renewal of racing licenses in 1996, the Company's racing subsidiaries must demonstrate that they are financially stable entities, capable of disposing of their obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1996 racing licenses, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland and Foxboro Park.

                   PART II - OTHER INFORMATION


Item l.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

     Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.80 Modification and Extension of Note between the Company and Charles Sarkis collectively, and Garden Square Shoppes,
                      Ltd., dated April 10, 1995.

               10.81  Secured Promissory Note and related Pledge
                      Agreement between the Company and The
                      McCarthy Family Trust - 1989, dated
                      January 18, 1995.

               10.82  Secured Promissory Note and related Pledge
                      Agreement between the Company and
                      Corporate Rebuilding Managers, L.P., dated
                      January 18, 1995.

          (b)   Reports on Form 8-K.

                None.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE WESTWOOD GROUP, INC.




Date  August 11, 1995          /s/ Richard P. Dalton
                                Richard P. Dalton
                                President



Date  August 11, 1995          /s/ Anthony V. Boschetto
                                Anthony V. Boschetto
                                 Controller