Form 10-Q/A
period 1995-06-30
WESTWOOD GROUP INC
filed 1995-08-14
CIK 83530

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995             DEC-31-1995
[PERIOD-END]                               JUN-30-1995             JUN-30-1995
[CASH]                                         162,789                 162,789
[SECURITIES]                                         0                       0
[RECEIVABLES]                                1,095,084               1,095,084
[ALLOWANCES]                                         0                       0
[INVENTORY]                                          0                       0
[CURRENT-ASSETS]                             3,009,906               3,009,906
[PP&E]                                      35,217,601              35,217,601
[DEPRECIATION]                              18,190,591              18,190,591
[TOTAL-ASSETS]                              26,893,696              26,893,696
[CURRENT-LIABILITIES]                       20,230,217              20,230,217
[BONDS]                                              0                       0
[COMMON]                                        28,490                  28,490
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                 (3,690,508)             (3,690,508)
[TOTAL-LIABILITY-AND-EQUITY]                26,893,696              26,893,696
[SALES]                                      8,750,480              15,907,094
[TOTAL-REVENUES]                             8,750,480              15,907,094
[CGS]                                          305,165                 489,475
[TOTAL-COSTS]                                9,272,414              16,352,939
[OTHER-EXPENSES]                                30,525                  65,490
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                             130,451                 367,695
[INCOME-PRETAX]                              (594,580)               (702,366)
[INCOME-TAX]                                  (30,000)                       0
[INCOME-CONTINUING]                          (564,580)               (702,366)
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                 (564,580)               (702,366)
[EPS-PRIMARY]                                    (.45)                   (.56)
[EPS-DILUTED]                                    (.45)                   (.56)