Form 10-Q/A
period 1995-06-30
WESTWOOD GROUP INC
filed 1995-10-02
CIK 83530

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                       FORM 10-Q AMMENDMENT

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

                       THE WESTWOOD GROUP, INC.




Date  October 2, 1995          /s/ Richard P. Dalton
                                Richard P. Dalton
                                President



Date  October 2, 1995          /s/ Anthony V. Boschetto
                                Anthony V. Boschetto
                                 Controller