Form 10-Q
period 1995-09-30
WESTWOOD GROUP INC
filed 1995-11-14
CIK 83530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number:                0-1590

                            THE WESTWOOD GROUP, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                                   04-1983910
(State or other jurisdiction of incorporation   (I.R.S. Employer
or organization)                                 Identification No.)

190 V.F.W. Parkway, Revere, Massachusetts                02151
(Address of principal executive offices)              (Zip Code)


                                    617-284-2600
             (Registrant's telephone number, including area code)

                                    Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______   NO X

As of May 15, 1995 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, was outstanding.

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                            September 30,     December 31,
                                               1995              1994
                                            (Unaudited)
Current assets:
   Cash                                     $   230,779       $   812,424
   Restricted cash                            1,472,889         1,399,726
   Accounts receivable                        1,379,313           689,741
   Prepaid expenses and other
     current assets                             231,946           244,739
          Total current assets                3,314,927         3,146,630

 Land                                           348,066           348,066
 Buildings                                   19,445,754        19,237,102
 Machinery and equipment                      4,930,201         4,782,061
 Leasehold improvements                      10,590,379        10,596,672
                                             35,314,400        34,963,901
   Less: accumulated depreciation
     and amortization                       (18,502,515)      (17,567,344)

          Net property, plant and equipment  16,811,885        17,396,557

Other assets:
   Goodwill, less accumulated
     amortization of $204,000 and
     $96,000                                    516,000           624,000
   Intangible assets, less accumulated
     amortization of $50,000 and $33,333            -              16,666
   Investment in unconsolidated subsidiary    5,393,020         5,453,631
   Accounts receivable from officers,
     employees and related party                313,459           480,578
   Other assets                                 442,930           705,212

          Total other assets                  6,665,409         7,280,087

          Total assets                      $26,792,221       $27,823,274








The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                              September 30,    December 31,
                                                 1995             1994
                                             (Unaudited)

Current liabilities:
   Current portion of long-term debt         $  6,522,164     $ 2,213,307
   Long-term obligations in default               400,000       2,504,168
   Subordinated notes payable                     285,000         285,000
   Accounts payable and other accrued expenses 12,829,325      12,168,689
   Outstanding pari-mutuel tickets              1,446,340       1,239,251

           Total current liabilities           21,482,829      18,410,415

Long-term debt, less current maturities         6,649,332       9,549,586
Other long-term liabilities                     2,448,709       2,815,664

           Total liabilities                   30,580,870      30,775,665

Commitments and contingencies

Stockholders' deficit:
   Common Stock, $.01 par value;
        Authorized 5,000,000 shares
        1,936,409 shares issued and
         outstanding                               19,364          19,364

   Class B Common stock, $.01 par value;
        Authorized 5,000,000 shares;
        912,615 shares issued and
         outstanding                                9,126           9,126

   Additional paid-in capital                  13,355,355      13,355,355
   Accumulated deficit                         (8,780,087)     (7,954,721)
   Note receivable from related party            (312,443)       (301,551)
   Minimum pension liability adjustment          (115,182)       (115,182)
   Less cost of 1,593,199 common and 600
        class B common shares in treasury      (7,964,782)     (7,964,782)

           Total stockholders' deficit         (3,788,649)     (2,952,391)

           Total liabilities, minority
              interest and stockholders'
                deficit                       $26,792,221     $27,823,274





The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the three months ended September 30, l995 and l994

                                   (Unaudited)

                                              1995              1994

Operating revenue:
   Parimutuel commissions                $  7,823,253        $ 8,069,877
   Concessions                              1,126,463          1,408,120
   Other operating                            303,742            384,011
       Total operating revenue              9,253,458          9,862,008

Operating expenses:
   Wages, taxes and benefits                2,892,077          3,182,344
   Purses                                   2,582,920          3,233,241
   Cost of food and beverage                  402,755            394,742
   Administrative, general and operating    2,871,694          3,660,846
   Depreciation and amortization              413,860            422,344
       Total operating expenses             9,163,306         10,893,517
       Income (loss) from operations           90,152        ( 1,031,509)

Other income/(expenses):
   Interest (expense) income, net            (306,367)       (   445,335)
   Equity income (loss) in
     unconsolidated subsidiary                  4,879             52,540
   Other income                                88,334             88,334
   Net gain on investment                         -               51,115
                                             (213,154)       (   253,346)

Loss before provision for income
    taxes                                    (123,002)       ( 1,284,855)
Provision for income tax                          -                 -

     Net loss                            $   (123,002)       $(1,284,855)

Net loss per share                       $   (    .10)       $     (1.02)

Weighted average common
  shares outstanding                        1,255,225          1,255,225





The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the nine months ended September 30, l995 and l994

                                   (Unaudited)

                                              1995              1994

Operating revenue:
   Parimutuel commissions                 $21,131,400       $ 21,258,369
   Concessions                              2,838,901          3,004,914
   Other operating                          1,190,251          1,035,198
       Total operating revenue             25,160,552         25,298,481

Operating expenses:
   Wages, taxes and benefits                7,949,587          8,502,434
   Purses                                   6,597,902          7,663,609
   Cost of food and beverage                  892,230            778,186
   Administrative, general and operating    8,852,685          9,726,674
   Depreciation and amortization            1,223,841          1,247,748
       Total operating expenses            25,516,245         27,918,651
       Income (loss) from operations      (   355,693)       ( 2,620,170)

Other income/(expenses):
   Interest expense (income)              (   674,062)       ( 2,028,308)
   Equity income (loss) in
     unconsolidated subsidiary            (    60,611)           222,307
   Other income                               265,000            265,000
   Net gain on investment                        -               347,458
                                          (   469,673)       ( 1,193,543)

Loss before provision for
    income taxes and extraordinary item   (   825,366)       ( 3,813,713)
Provision for income tax                         -                   -
Income (Loss) before extraordinary item   (   825,366)       ( 3,813,713)
Extraordinary item-gain on elimination
    of debt, net                                 -             15,266,601

     Net income (loss)                   $(   825,366)      $ 11,452,888

Income (loss) per share
    Loss before extraordinary item       $(       .66)      $ (     3.04)
    Extraordinary item                           -                 12.16

Net income (loss) per share              $(       .66)      $       9.12

Weighted average common
  shares outstanding                        1,255,225          1,255,225




The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the nine months ended September 30, 1995 and l994



                                   (Unaudited)

                                                   1995           1994

Cash Flows From Operating Activities:

  Net income (loss)                             $(  825,366)  $ 11,452,888
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities -
       Depreciation and amortization              1,223,841      1,247,748
       Equity in (income) loss of
          unconsolidated subsidiary                  60,611    (   222,307)
       Deferred revenue                          (  265,000)         -
       Amortization of restructured note         (  118,823)         -
       Extraordinary gain on elimination of
            debt, net                                          (15,266,601)
       Changes in operating assets and liabilities
         Restricted Cash                         (   73,163)   (   292,158)
         Receivables                             (  689,572)   (   291,280)
         Prepaid expenses
           and other current assets                 169,019    (   119,518)
         Other assets                                98,279    (   137,949)
         Accounts payable
           and other accrued liabilities,
           including interest and taxes             867,725      4,048,395
         Other long-term liabilities             (  101,955)   (   335,716)
              Total adjustments                   1,170,962    (11,369,386)
              Net cash provided by, (used in)
                operating activities                345,596         83,502

Cash Flows From Investing Activities:

    Additions to property, plant and equipment   (  350,499)   (   198,296)
    Net sales of marketable securities                  -           96,343
    Other                                               -          100,000

              Net cash used in
                investing activities            $(  350,499)  $(     1,953)






                                   (Continued)





The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 1995 and l994

                                   (Unaudited)

                                   (Continued)

                                              1995          1994

Cash Flows From Financing Activities:

Proceeds from long-term debt              $     -      $    300,000
Principal payments of debt                 (  576,742)     (395,640)

  Net cash used in
    financing activities                   (  576,742)      (95,640)

Net decrease in cash
  and cash equivalents                     (  581,645)      (14,091)

Cash and cash equivalents at
    beginning of period                       812,424       354,391

Cash and cash equivalents at
    end of period                         $   230,779  $    340,300

Supplemental Disclosures of Cash
    Flow Information:

  Cash paid during the period for-
    Interest:                             $   542,878  $    676,017

    Income taxes                          $   114,892  $      -


  Non-cash investing and financing
    activities:  Acquisition of
    Concessions operation by incurring
    direct liabilities of the operation.  $      -     $    770,000














The accompanying notes are an integral part of these consolidated financial statements.

1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of September 30, 1995, and the results of its operations for the nine and three month periods ended September 30, 1995 and 1994 and the statement of cash flows for the nine months ended September 30, 1995. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements.

     Principles of Consolidation

          The accompanying consolidated financial statements as of, and for the nine and three months ended, September 30, 1995 and 1994 include the accounts of the Company and its wholly-owned subsidiaries. During 1994, the Company and Back Bay Restaurant Group, Inc. ("BBRG"), jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company; the Company had previously owned 42.9% of BBRG. Accordingly, the Company's investment in BBRG for the nine and three months ended September 30, 1995 and 1994 has been accounted for under the equity method. (See Note 4 Investment in Affiliate).

     Financial Statements for the Year Ended December 31, 1994

          The consolidated balance sheet at December 31, 1994 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1994. Certain prior year amounts have been reclassified to conform with current period presentation.

     Debt

          Long-term obligations which are in default have been classified as current liabilities. See Note 3 for debt defaults.

     Income (Loss) per Common Share

          Income (loss) per share amounts are based on the weighted average number of common and Class B common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents consist of dilutive stock options and warrants under the treasury stock method.

2.  Results of Operations and Management's Plans

          The Company's consolidated condensed financial statements have been prepared on the basis that it will be able to continue in existence. The Company incurred a consolidated net loss from operations of approximately $355,693 and $2,620,170 in the nine months ended September 30, 1995 and 1994, respectively. The net loss from operations in 1995 includes a non cash charge for depreciation and amortization of $1,223,841. The improvement in the nine months ended September 30, 1995 compared to the corresponding period in 1994 is primarily due to a decrease in operating expenses of approximately $2.4 million. The decrease in operating expenses is attributable to the reorganization plan discussed below.

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

     - Since such engagement, the Company has retired or restructured approximately $32.5 million of debt, eliminated non-performing non-core assets, and significantly reduced certain operating expenses. The Company continues to pursue ways of improving operations, and of retiring or restructuring its remaining indebtedness.

3.  Debt

          In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock.

          The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $15,266,000 net of applicable income taxes. The net extraordinary gain includes forgiveness of interest and indebtedness reduced by related expenses and the write-off of remaining bond issuance fees. The net gain applicable to the forgiveness of indebtedness was further reduced by related expenses during the period October 1, 1994 through December 31, 1994. The net gain included in the results of operation for the year ended December 31, 1994 was approximately $11,159,000. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default.

          In June l993, the Company defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on a building owned by the Company. The Promissory Note, which matured in June 1993, required a combined payment of principal and interest totalling $400,000. The Company remains in default on such obligation.

          In October 1994, the Company entered into a Loan Restructuring Agreement with the Mortgagee of property located at 284 Newbury St. The new agreement ("Loan Restructure Agreement") reduced the principal amount from approximately $4.5 million to $4.1 million and released outstanding interest of approximately $400,000. In consideration of the above, the Company has assigned all of the rents it receives from BBRG to the Mortgagee. The Loan Restructure Agreement requires interest only payments through Maturity on September 1, 1998. Interest charged at 5.50% thru October 1995 and 8.29% thereafter.

          As part of the Loan Restructure Agreement, the Company maintains a non-recourse guarantee in the amount of $400,000, which is collateralized by 30,000 of the Company's shares of BBRG. The guarantee is reduced by $50,000 per year for three years beginning March 1996. In addition, the Company has pledged 15,000 of its BBRG shares to the Mortgagee as indemnification against past due real estate taxes owed to the City of Boston. Such shares will be released to the Company on a pro-rata basis as the past due real estate taxes are satisfied. The Company is amortizing the interest forgiven over the term of the new note. The outstanding balance included in long term debt at September 30, 1995 is $4,500,000.

          In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement
Agreement, the balance was divided into two non-interest bearing notes.

          The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. The outstanding balance included in long term debt at September 30, 1995 is $1,351,000.

          In December 1994, the Company entered into an amended loan agreement restructuring a $4.5 million term loan agreement dated November 1993. The new agreement was divided into two new notes. The first note included a principal balance of $1.0 million which was paid in full. The second note in the amount of $3.5 million, requires monthly payments of interest only, until June 1995 at an annual rate of 8.75% and, thereafter, monthly payments of principal and interest of $42,298 until maturity in June 1996. The outstanding balance included in current portion of long term debt at September 30, 1995 is $3,450,000.

          In March 1995, the Company and the bank reached an agreement to restructure the $2,000,000 Term Note which was in default at December 31, 1994. The agreement became effective in April 1995. The new terms provide for the pledge of 401,000 shares of BBRG common stock, (the "Collateral") and for the maintenance of a loan to collateral value ratio of 75%. The new terms also provide for interest only payments until August 31, 1995 and principal payments of $16,000 per month, plus interest, thereafter until maturity on June 1, 1996. The interest rate will be fixed at 10% for the remainder of the Term Note.

          In March 1995, the loan to collateral value ratio fell below 75%. The Company has not received any notice of default from the bank. The Company is in compliance with all other terms of the
note and has made all required payments.   The outstanding balance
included in current portion of long term debt as of September 30, 1995 is $1,963,000.

          Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $165,000 and $402,000 at September 30, 1995 and 1994, respectively. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

           In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5%, but is increased to 12% in the event of a default. The outstanding balance included in long term debt at September 30, 1995 is $90,165.

          In May 1995, the Company reached an agreement with a related party to restructure a 6% Promissory Note (the "Note") in the amount of $318,000. The new terms provide for the pledge of an additional 60,000 shares of BBRG common stock. The new terms also provide for principal payments, plus interest at 3/4 of 1% per month, of $9,000 per month until April 1996 and $12,000 per month from May 1996 until maturity in November 1996. The outstanding balance included in long term debt at September 30, 1995 is $282,000.

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

          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with interest at 6%. The outstanding balance included in long term debt at September 30, 1995 is $970,000.

4.   Investment in Affiliate

          The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the periods ended September 24, 1995 and 1994. The Company's investment in BBRG is accounted for under the equity method. (See
Note 1 Principles of Consolidation).


Financial Information         September 24  December 25,
(In thousands)                 1995           1994
Balance sheet data
  Current assets              $  4,759    $ 4,486
  Noncurrent assets        42,358     42,828
  Current liabilities           17,927      9,665
  Noncurrent liabilities    1,973     10,112
  Net equity               27,212     27,537

                       Periods Ended September 24,
                                 1995       1994
Earnings data
  Net sales                   $ 67,587     $62,151
  Gross profit             26,536      25,019
  Net income (loss)               (325)           1,070

Company's equity in net income
     (loss) of BBRG      $   ( 60)    $   223


          The Company maintained and operated its restaurant and concession facilities at Wonderland through BBRG, pursuant to a concessions agreement (the "Concessions Agreement") which became effective in 1992. The Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement which became effective on May 2, 1994.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended September 30, 1995 compared to three months ended September 30, 1994

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 1995 and l994.

                                       1995            1994


Live performances                        132             133
Simulcast days                            91              91

Parimutuel handle (thousands)
      Live-on track                  $17,181         $20,327
      Live-simulcast                   8,279             890
      Guest-simulcast                 13,150          11,970
            Total                    $38,610         $33,187

Total attendance                     174,558         219,919

Average per capita wagering          $   174         $   147

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended September 30, 1995 and l994.


                                       1995            1994

Total live performances                   55              59
Total simulcast days                      90              91

Parimutuel handle (thousands)
      Live-on track                  $ 2,597         $ 3,412
      Live-off track                   7,918           6,659
      Guest-simulcast                 15,764          14,319
            Total                    $26,279         $24,390

Total attendance                      78,307          69,577

Average per capita wagering          $   234         $   255

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Nine months ended September 30, 1995 compared to nine months ended September 30, 1994

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the nine months ended September 30, 1995 and l994.

                                       1995            1994


Live performances                        392             385
Simulcast days                           272             271

Parimutuel handle (thousands)
      Live-on track                 $ 49,970         $55,998
      Live-simulcast                  22,227             890
      Guest-simulcast                 39,262          33,242
            Total                   $111,459         $90,130

Total attendance                     507,122         582,448

Average per capita wagering          $   176         $   153

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the nine months ended September 30, 1995 and l994.


                                       1995            1994

Total live performances                   96             128
Total simulcast days                     268             267

Parimutuel handle (thousands)
      Live-on track                  $ 5,554         $ 8,224
      Live-off track                  14,735          11,770
      Guest-simulcast                 37,209          36,043
            Total                    $57,498         $56,037

Total attendance                     194,137         164,958

Average per capita wagering          $   220         $   268

     Operating Revenue

          Revenue from parimutuel commissions decreased to approximately $7.8 million for the three months ended September 30, 1995 from $8.1 million in the comparable period in l994, a decrease of $300,000 or 3.7%. This decrease is attributable to the decrease in live handles at Wonderland, as a result of the reduction in attendance. At Foxboro, the live handle decreased as a result in the reduction of number of live performances. The total handle results increased for the three months ended September 30, 1995 compared to the comparable period in 1994 due to an increase in the live, off track simulcast wagering. The commission rate on live, off track wagering is significantly lower than the commission earned on live and guest handle amounts.

          Revenue from parimutuel commissions for the nine months ended September 30, 1995 had a slight decrease from the same period in 1994 of approximately $126,000 or .5%. This decrease is attributable to the reduction in on-track wagering as evidenced by the reduction in live handle, for this same period. Consistent with industry trends, a significant portion of the Company's handle results is obtained from simulcast wagering at off-track locations. The Company's commissions from these off-track handles is approximately 30% of the commission from on-track handles. The Company continues to simulcast its product to various locations throughout the country in order to expand its customer base and maximize revenues.

          Parimutuel commission revenue for the nine months ended September 30, 1995 includes approximately $331,000 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $110,000 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $319,000 deposited into the Harness and Thoroughbred Capital Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

          Concessions revenue decreased to approximately
$1,126,000 for the three months ended September 30, 1995 from $1,428,000 in the comparable period in 1994, a decrease of $286,000 or 20%. In addition, concessions revenue decreased to approximately $2,839,000 for the nine months ended September 30, 1995 from $3,005,000 in the comparable period in 1994, a decrease of $166,000 or 5.5%. These decreases are attributable to a reduction in the number of live performances at Foxboro and a reduction in the attendance at Wonderland.

          Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances. Other operating revenues increased to approximately $1,190,000 in the nine months ending September 30, 1995 compared to $1,035,000 for the comparable period in 1994, an increase of $155,000 or 15%.

     Operating Expenses

          Operating expenses of $9,163,000 for the three months ended June 30, 1995 decreased from the comparable period in l994 of $10,893,000, a reduction of $1,730,000 or 15.9%. This decrease is attributable to a reduction in the number of performances at Foxboro as well as additional efforts to reduce costs. Purse expenses decreased by approximately $651,000.

          The Company paid approximately $1 million in additional purses at Foxboro Harness in 1994. This was done in conjunction with a promotional effort to improve the level of racing and market the live racing product to tracks throughout the country. The result of this effort was to increase off-track handles at Foxboro Park in 1995 by $2.9 million. In 1995 the Company is paying the purses at statutory requirements. In addition, the Company has taken additional cost savings measures and reduced payroll by $290,000 and other operating expenses by $155,000.

     Interest Expense

          Interest expense decreased to approximately $307,000 in the three months ended September 30, 1995, from $445,000 in the three months ended September 30, 1994. Interest expense for the nine months ended September 30, 1995 decreased to approximately $675,000 from $2,028,000 for the respective period in 1994. The decrease is primarily due to the elimination of interest associated with the majority of the Company's 14.25% Subordinated Notes and restructuring of other long term obligations. (See Liquidity and Capital Resources-General).

     Depreciation and Amortization

          Depreciation and amortization decreased slightly to approximately $414,000 in the three months ended September 30, 1995, from $422,000 in the comparable period in l994. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset.

     Other Income

          Other income of approximately $265,000 is attributable to the amortization of deferred revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland and Foxboro.

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

          In June l993, 284 Newbury defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on the building owned by 284 Newbury. The Promissory Note, which matured in June, required a combined payment of principal and interest totalling $400,000. 284 Newbury remains in default on such obligation.

          In November 1992 the Company engaged the professional services of a related party to assist management in the planning and execution of a financial and operational reorganization of the Company. The reorganization was substantially complete at December 31, 1994. During such engagement, the Company retired or restructured approximately $32.5 million of debt, eliminated non-performing non-core assets, and significantly reduced certain operating expenses. The Company continues to pursue ways of improving operations, and of retiring or restructuring its remaining indebtedness

     Racing Operations

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

          For the quarter ended December 31, 1994, the shortfall was approximately $26,500, which payment was made by Foxboro in March 1995. For the quarter ended September 30, 1995, the shortfall was approximately $130,000, which payment will be made by Foxboro before December 31, 1995, as required by the Settlement Agreement. For the quarter ended December 31, 1995, the shortfall is expected to be approximately $145,000, which will be paid from the Capital Improvements Trust Fund by March of 1996.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

     Item 4.   Submission of Matters to a Vote of Security Holders

          Proxy Statement and Notice of Annual Meeting of
          Stockholders, filed on September 18, 1995.
          Incorporated by reference.

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

               27.00     Financial data schedules.

          (b)   Reports on Form 8-K.

                None.

                                SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE WESTWOOD GROUP, INC.




Date  November 14, 1995       /s/ Richard P. Dalton
                         Richard P. Dalton
                         President


Date  November 14, 1995       /s/ Richard G. Egan, Jr.
                         Richard G. Egan, Jr.
                         Chief Financial Officer,
                         Treasurer

Date  November 14, 1995       /s/ Anthony V. Boschetto
                         Anthony V. Boschetto
                         Controller