Form 10-Q/A
period 1995-09-30
WESTWOOD GROUP INC
filed 1995-11-14
CIK 83530

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
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
         or organization)                            No.


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

                       Page 1 of 2 Pages

                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 1995        /s/ Richard P. Dalton
                                  Richard P. Dalton, President


Date:    November 14, 1995        /s/ Richard G. Egan, Jr.
                                  Richard G. Egan, Jr, CFO

Date:    November 14, 1995        /s/ Anthony V. Boschetto
                                  Anthony V. Boschetto, Controller