Form 10-K
period 1995-12-31
WESTWOOD GROUP INC
filed 1996-04-11
CIK 83530

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K
          Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

For the fiscal year ended                     Commission file Number 0-1590
  December 31, 1995

                    THE WESTWOOD GROUP, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                         190 V.F.W. Parkway       04-1983910
(State or other jurisdiction          Revere, MA  02151   (IRS Employer Identi-
of incorporation or organization)                             fication No.)
                        (Address of principal executive offices
                               including zip code)

                            617-284-2600
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None
   Securities registered pursuant to Section 12(g) of the Act:
                         Title of Class
                   Common Stock-$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing, was:

                Total No. of Shares
  Pricing of    Common Stock Held by                    Aggregate
  Voting Stock     Nonaffiliates                      Market Value
    $1.50(1)         305,875(2)                          458,813

(1) The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for either the Company's Common Stock or Class B Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1996, was as follows:

     Common Stock, $.01 par value:  343,210
     Class B Common Stock, $.01 par value:  912,015


               DOCUMENTS INCORPORATED BY REFERENCE
                              None

                            PART I
Item l.  Business

    (a)  General

     The Westwood Group, Inc. (the "Company," which term as used herein includes its wholly-owned subsidiaries) was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. Through its Racing Division, the Company operates Wonderland Greyhound Park, a parimutuel greyhound racing facility located in Revere, Massachusetts, and Foxboro Park, a parimutuel harness racing facility located in Foxboro, Massachusetts. Prior to 1994, the Company operated, through its then 42.9% owned Restaurant Division, Back Bay Restaurant Group, Inc. ("BBRG"), 32 full-service restaurants located in Massachusetts, Connecticut, New Jersey and New York. In May 1994, the Company exchanged approximately 887,000 shares of BBRG common stock for $19,300,000 of the Company's 14.25% Subordinated Notes due in 1997.

As a result of this transaction, the Company's ownership of BBRG decreased to approximately 18.5%, and the accounts of BBRG are no longer consolidated with those of the Company.

     (b)  Business Segments

     In 1995 and 1994, the Company's business was principally conducted in the parimutuel racing industry. Prior to 1994, the Company conducted its business principally through two divisions, the Racing Division and the Restaurant Division. Financial information relating to the business segments of the Company prior to 1994 appears in Note 10 of the Notes to Consolidated Financial Statements.

     In addition, the Company operates real property through its wholly owned subsidiaries. These properties operate under mortgage arrangement and performing lease agreements. All related expenses of these properties are paid through cash flow from these operating leases. Information relating to these mortgage and lease arrangements appears in note 3 and 16 of the Notes to Consolidated Financial Statements. All accounts of the subsidiaries have been consolidated with those of the Company.

     (c)  Description of Business
          Racing Subsidiaries

     The Company's wholly-owned subsidiary, Wonderland Greyhound Park, Inc. ("Wonderland"), owns and operates a greyhound racetrack ("Wonderland Park") located on approximately 35 acres of land in the City of Revere, Massachusetts. Revere adjoins the City of Boston. Wonderland Park is approximately five miles north of downtown Boston and is served directly by major transportation routes and the Massachusetts Bay Transportation Authority (MBTA) rail line. The racetrack is approximately two miles from Boston's Logan International Airport.

     The racetrack facilities include a one-quarter mile oval sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center.
The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack to serve Wonderland's patrons. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 1995 was 1,240 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

     Wonderland Park was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland Park operates a year-round racing schedule of up to 510 matinee and evening performances.

     Wonderland Park continues to provide its patrons with a variety of entertainment options by enhancing its full card simulcast wagering. During 1995, Wonderland provided its patrons with simulcast wagering from over 17 various tracks throughout the country. In addition, Wonderland has broadcast its simulcast signal to over 20 locations throughout the country. The Company is continuing to research new markets to broadcast its signal and new ways to provide quality racing entertainment to its on-track patron.

     The Company's wholly-owned subsidiary, Foxboro Park, Inc.
("Foxboro"), operates a harness racetrack ("Foxboro Park") under an agreement to lease, located on approximately 78 acres of land in the town of Foxboro, Massachusetts. Foxboro Park is approximately 25 miles southwest of Boston, and 32 miles southeast of Worcester, Massachusetts, and is served by major transportation routes.

     The racetrack facilities include a five-eighths mile oval track, a physical plant consisting of a climate controlled grandstand and clubhouse, and administrative offices. The facility also includes stalls to accommodate 600 horses. The Company maintains and operates a full-service restaurant and various other concession facilities at the racetrack to serve Foxboro Park's patrons. The racetrack facility can accommodate 9,000 patrons, and includes paved and lighted parking providing capacity for 3,500 cars.

     Foxboro Park also provides its patrons with the opportunity to wager on the premier thoroughbred racing, simulcast from various tracks throughout the country.

     Foxboro Park's harness racing meet commenced on schedule in September l992 and continued for the remainder of the year. Foxboro Park conducted 165 and 156 harness racing performances in 1995 and 1994, respectively, and continues to operate exclusively as a harness racing facility, pursuant to a license to conduct 150 racing performances.

     Foxboro Park has continued to enhance its simulcast wagering by providing our patrons with simulcast wagering from over 24 track from throughout the country. In addition, through reciprocal arrangements with many of these same tracks, Foxboro has broadcast its live performances to a combination of over 30 tracks, casinos and off-track betting facilities throughout the country. This approach has provided our patrons with top quality racing, both live and simulcast, while enhancing our total handle.

The Racing Division's annual revenues are mainly derived from the commissions that it receives from wagers made by the public during its racing performances and from admission and concession charges at such performances. Wagers at Wonderland and Foxboro Park are placed under the parimutuel wagering system, pursuant to which the winning bettors in each race divide the total amount bet on the race (the "pool") in proportion to the sums they wagered individually, after deducting certain percentages fixed by state law which are reserved for the Commonwealth of Massachusetts, the owners of the winning greyhounds, the owners of the harness race winners, the racetrack, and certain associations of breeders.

     The parimutuel commission is regulated by the local and state regulatory commission in the jurisdiction of the individual race track. In addition, the net parimutuel commission varies based upon the type of wagering. Also, the Company generates commission revenue from other tracks for all amounts wagered on our product at their facility. These commissions vary based upon our contractual arrangements from approximately 3% to 11%.

     As such, the average net parimutuel commission at Wonderland Park is approximately 18.9% of each $1.00 wagered on track. Out of this amount approximately 5% is distributed to kennel operators as purses paid, 5% is paid to the Commonwealth of Massachusetts in the form of parimutuel tax and .5% is deposited into both the Capital Improvements Trust Fund and Promotional Trust Fund. The average net simulcast fee earned in 1995 on the Wonderland Park signal broadcast to other tracks was 3.6%.

     Subsequent to year end, the Commonwealth of Massachusetts approved new simulcast legislation allowing the opportunity to increase the amount of parimutuel wagering that may be retained by the track, up to 26% of each $1.00 wagered. The Company is evaluating the best method of increasing profitability and maximizing patron satisfaction under these new regulations.

     At Foxboro Park the average net parimutuel commission earned was approximately 16.9% of each $1.00 wagered. Out of this amount approximately 5.4% is distributed to the horse owners as purses paid,
 .425% is paid to the Commonwealth of Massachusetts in the form of a parimutuel tax, .64% is paid to the association representing the breeders and 1% is deposited each into both the Capital Improvement Trust Funds and Promotional Trust Funds. The average net simulcast fee earned in 1995 on the Foxboro Park signal broad-cast to other tracks was 4.8%.

     The Commonwealth of Massachusetts is the trustee and Wonderland and Foxboro are the beneficiaries of the Greyhound Capital Improvements and Promotional Trust Funds, and the Harness
Horse and Running Horse Capital Improvements and Promotional Trust Funds, respectively, which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses incurred by the Racing Division.

     Traditionally, Wonderland Park has experienced the highest parimutuel handle and number of attendees during the spring and summer months. Such trend is expected to continue both at Wonderland Park and at Foxboro Park.

     Former Restaurant Division

     Prior to May 1994, the Company owned 42.9% of Back Bay Restaurant Group, Inc. ("BBRG"), which at that time operated 32 full-service restaurants concentrated primarily in the Greater
Boston metropolitan area and also located elsewhere in Massachusetts, Connecticut, New Jersey and New York. BBRG's restaurants have been serving customers in New England since its first restaurant opened in the Back Bay section of Boston in 1964.


     (d)  Competition and Marketing

     The Company is trying to adapt and survive in a dramatically changing environment. One in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered. On the other hand, there has been considerable growth in the simulcasting segment of our business. We are continually seeking ways to expand those revenues. The gains we are able to make in simulcasting, however, were offset by the negative impact attributable to the steady growth of the Massachusetts lottery and the relatively sudden and dramatic emergence of new forms of gaming, principally the opening of the Indian casino at Ledyard, Connecticut and the introduction of slot machines at the Lincoln, Rhode Island greyhound track. Both of these competitors are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons in large numbers. According to a recent article in International Gaming and Wagering Business, on slot machines alone patrons wagered $4.5 billion at the Indian casino in 1994 and were expected to wager $6.5 billion in 1995. Its overwhelming success, in part, has been at the expense of the Massachusetts racing industry. In turn, racing continues to decline since it is unable to effectively compete for the gaming and entertainment dollar with the state operated lottery, the slot machines at the Rhode Island racetrack and the Indian casino.

     In 1994 in Massachusetts, total gaming revenues reached $3.2 billion as compared to $2.8 billion in 1993, an increase of 14.3%. However, only the lottery, which realized 1994 revenues of $2.4 billion, experienced an increase in revenues while both parimutuel and charitable gaming experienced declines.

     After examining data compiled and published by the nationally recognized consulting firm, Christiansen/Cummings Associates, Inc., it is readily apparent that what is happening here in Massachusetts is not unique. Nationally, total gaming revenues reached $482.1 billion as compared to $394.2 billion in 1993, an increase of 22.3%. The segments of the industry that enjoyed the greatest gains were Indian reservations and casinos which experienced increases of 41.8% and 23.7%
respectively.   Greyhound and horse racing continued to struggle in
1994. Greyhound on-track wagering declined nearly 18% while on-track harness horse racing decreased by nearly 11%.

     More importantly, these declines are not a single year phenomenon, but rather represent an alarming long-term trend. Between 1982 and 1994 total gross wagering on all forms of gambling grew at an average annual rate of nearly 12%. All forms of parimutuel wagering, however, only grew at an average annual rate of less than 2%.

     As the racing industry has fallen victim to this onslaught of competition, we have not stood idly by. We have restructured the Company's balance sheet; retiring nearly $20 million in debt; reducing accounts payable, accrued expenses and other long-term obligations by approximately $11.5 million; and have generally renegotiated more favorable terms on the remaining debt. We have also restructured the organization. We have eliminated all but the most critical management positions, significantly downsized the workforce, negotiated substantial wage concessions and designed and implemented a variety of new operating efficiencies. Despite our fiscal constraints, we have managed to significantly upgrade our management team. Mr. Richard Egan has joined the Company as Vice President & Chief Financial Officer and Mr. Anthony Boschetto was hired as the Company's Controller. Together, utilizing their considerable experience, they are reorganizing our finance and accounting area. Meanwhile at the Company's subsidiary, Foxboro Harness, Inc., we were able to recruit Mr. Gary Piontkowski, the former Chairman of the Massachusetts State Racing Commission, to join Foxboro as its Vice President and General Manager. He is providing the leadership to a completely new management team at the harness track. In recognition of the valuable role that Mr. A. Paul Sarkis has fulfilled these past several years, he was named Executive Vice President of the Company and was elected to its Board of Directors. He has been coordinating our legislative efforts and working with our investment banking firm on a number of financing alternatives. All of these individuals are a very important part of the rebuilding process. A process that we believe will enable us to be well positioned for the challenges that lay ahead. In the meantime, we continue to strive to do everything in our power, considering our limited resources, to prevent further erosion of our patron base.

     Realistically, however, the long-term strategy that will ensure that shareholder value is maximized is to position Westwood for growth, not in the narrow confines of the pari-mutuel industry, but rather, in the gaming and entertainment industry. To that end, we have worked tirelessly these past three years attempting to convince the Governor and the Legislature of the Commonwealth of Massachusetts of the need to allow the State's four commercial racetracks to offer their patrons the ability to wager on slot machines. It has been a long and involved process which has become more complicated by the Wampanoag Indians' efforts to open a casino in New Bedford, Massachusetts. We are cautiously optimistic, in light of the significant economic benefits that the racing industry has provided the Commonwealth of Massachusetts over the past sixty years, that the Governor and the Legislature may enact gaming legislation that would hopefully enable us to return Westwood to being a healthy and vibrant company capable of contributing tens of millions of dollars to the Commonwealth, providing much needed employment to its citizens and a fair return for its shareholders.

     (e)  Government Regulation

     Wonderland and Foxboro operate under annual licenses granted after application to, and public hearings by, the Massachusetts State Racing Commission (the "Racing Commission"). Wonderland received its first license in 1935 and has had its license renewed annually since that date. Foxboro commenced operations in l992. The Racing Commission has certain regulatory powers with respect to the dates and the number of performances granted to its licensees and various other aspects of racetrack operations. In addition, the Racing Commission licenses certain key officials employed by the Racing Subsidiaries.

     Alcoholic beverage control regulations require each of the restaurant facilities at Wonderland and Foxboro to apply to a state and local authority for a license or permit to sell alcoholic beverages on the premises. The licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license could adversely affect the Company's ability to operate the restaurant facilities. The Company has not encountered any material problems relating to alcoholic beverage licenses to date.

     Various federal and state labor laws govern the Company's re-lationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions.

     Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or in-creased tax payment requirements in respect of employees who receive gratuities could, however, have a material adverse effect on the Company's results of operations.

     (f)  Employees

     At December 31, 1995, the Company employed approximately 840 persons.

Item 2.  Description of Property

     The Company is the owner of greyhound racing facilities at which its greyhound racing performances are conducted, located on approximately 35 acres of land; the complex consists of a one-quarter mile track, a grandstand, a clubhouse, two restaurants and cocktail lounge, a parking area for approximately 2,300 cars, kennel facilities for a day's greyhound entrants, and other miscellaneous storage buildings. The Company's racing facilities are mortgaged to secure the indebtedness owed under a term loan to the MSCGAF Realty Trust. (See
Item 7, Liquidity and Capital Resources and Note 3 of Notes to Consolidated Financial
Statements).

     The Company invested approximately $9.4 million in 1992, in connection with the commencement of harness racing at a facility which is owned by an unrelated party. Included in the $9.4 million is approximately $7.5 million in capital improvements. The Company is conducting operations at such facility under a commitment to lease, and has been granted a rent-free period extending through December 1995.

     The racetrack facilities include a five-eighths mile oval track, a physical plant consisting of a climate controlled grandstand and clubhouse and administrative offices. The facility also includes stalls to accommodate 600 horses. The Company maintains and operates various concession facilities at the racetrack to serve Foxboro Park's patrons. The racetrack facility can accommodate 9,000 patrons and includes paved and lighted parking providing capacity for 3,500 cars.

     The Company owns a multi-story building in Boston, Massachu-setts, which houses one of BBRG's restaurants and the corporate offices of BBRG. The building is subject to a first mortgage of $4,100,000 and a purchase money second mortgage of $400,000 (see Item 7, Liquidity and Capital Resources, and Note 3 of Notes to Consolidated Financial Statements).

     The Company's executive offices are located at Wonderland
Greyhound Park in Revere, Massachusetts, which property is owned by the Company.


Item 3.  Legal Proceedings

   The Company is subject to various claims and legal actions that arise in the ordinary course of its business. In December 1993, the labor contract between Wonderland Park and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutuel clerks at Wonderland Park, was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland Park implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain weekend and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local 254 agreed to a three year extension of the Union's current contract amended by Wonderland Park's final offer. The Union is challenging the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of the Union in October 1994. If the Union is successful in its challenge, Wonderland Park may be required to retroactively compensate the Union member employees for the difference between the old contract rates and the new contract rates for that period of time, or approximately $750,000. The Company believes it has meritorious defenses to the challenge.

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 24, 1995 at the annual meeting of stockholders, the following items were brought to vote and approved:

     - Number of Directors be fixed at five and election of Directors;

     - Amend the Company's Certificate of Incorporation to reduce the authorized shares from 10,000,000 to 4,000,000;

     - The ratification of Coopers & Lybrand L.L.P. as independent auditors for the Corporation for the year ending December 31, 1995.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters
     (a)  Market Price

          There is no established trading market for the Company's Common Stock or the Company's Class B Common Stock.

     (b) Approximate Number of Record Holders of Common Stock and Class B Common Stock

                                                  Number of
                                                    Record
                                                    Holders
                                                     as of
                                                   March 8,
              Title of Class                         1996
     Common Stock--par value $.01                     487
     Class B Common Stock--par value $.01              11

     (c)  Dividend History

No dividends have been declared by the Company on its Common Stock during 1995 or 1994. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either class of Common Stock in the immediate future.

As of December 31, 1994, the Company was in default on its out-standing 14.25% subordinated debentures (the "Notes"). As such, it was prohibited under the Indenture that governs the Notes from declaring or paying any dividend or from making any distribution on any of its capital stock. (See Item 7, Liquidity and Capital Resources and Note
3 of Notes to Consolidated Financial Statements).
PAGE

Item 6.  Selected Consolidated Financial Data.

The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information for the fiscal years ended December 31, 1995, 1994, 1993, 1992 and 1991 is derived from the Consolidated Financial Statements, as audited by Coopers & Lybrand L.L.P., independent accountants. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included herein.

                                                    December 31,

                             1995      1994      1993       1992     1991
                            (Dollars in Thousands Except Per Share Amount)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
  Revenue:
    Operating revenue    $  33,108  $ 32,805   $ 31,801  $ 27,840  $24,889
    Former restaurant
           division            -         -       77,292    63,349   55,174

    Total revenue           33,108    32,805    109,093    91,189   80,063

 Expenses:
    Operating expenses      32,667    34,620     33,903    32,782   25,723
      Former restaurant
             division           -       68,680    54,775    46,793
     Depreciation and
        amortization         1,628     1,680      5,585     5,468    4,639

    Total expenses          34,295    36,300    108,168    93,025   77,155

    Income (loss) from
     operations             (1,187)   (3,495)       925    (1,836)   2,908

  Interest expense, net     (  709)   (2,248)    (5,884)   (4,522)  (6,469)
  Other income (expense),
             net            (  158)    6,820        (81)   (6,082)  1,338
  Minority interest           -          -       (1,977)   (1,385)     -

  Income (loss) before income
    taxes & extraordinary
    item                    (2,054)    1,077     (7,017)  (13,825)  (2,223)

  (Provision) benefit for
    income taxes             -          (145)    (2,358)   (1,847)   1,189

  Income (loss) before
    extraordinary item      (2,054)      932     (9,375)  (15,672)  (1,034)

  Extraordinary item, net    -        11,160         -         -     2,214

  Net income (loss)       $  (2,054) $ 12,092   $ (9,375) $(15,672) $ 1,180

 Income (loss) per share:
 Income (loss) before
   extraordinary item     $   (1.64) $    .74   $  (7.47) $ (12.49) $ (0.82)

 Extraordinary item             -        8.89        -         -       1.76
Net income (loss)
    per share             $   (1.64) $   9.63   $  (7.47) $ (12.49) $  0.94


   Cash dividends declared      -         -         -         -         -

CONSOLIDATED BALANCE SHEET DATA:
   Working capital        $ (20,480) $(15,264)  $(47,550) $(40,161) $(27,556)
   Total assets              25,608    27,823     62,722    64,846    73,626
   Long-term debt (1)         5,774     9,550        544     4,265    26,497
   Stockholders' equity
    (deficit)                (4,913)   (2,952)   (15,022)   (5,235)  10,986


(1) Long-term debt for the years ended December 31, 1995, 1994, 1993 and 1992 excludes $1,751, $2,504, $25,382 and $31,534, respectively, of long term debt reclassified as current obligations (see Note 3 of Notes to Consolidated Financial Statements).

(2) The table above reflects the Company's accounting for its investment in BBRG under the consolidation method for years prior to 1994 and under the equity method for 1995 and 1994.

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

RACING DIVISION

     Wonderland Park

     Wonderland Park conducts live racing seven nights and three afternoons per week, and now offers simulcast wagering every afternoon and evening. The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the past three years:

                                      Year Ended December 31,
                                      1995     1994     1993
Performances                           509     511       519
Simulcast Days                         359     357       164
Parimutuel handle (millions)
      Live-on track                   $ 63    $ 72      $101
   Live-simulcast                     $ 30    $  3
      Guest-simulcast                 $ 52    $ 43      $ 15
     Total                            $145    $118      $116
Total attendance (thousands)           631     737       794
Average per capita wagering           $182    $156      $146


     In June 1993, Wonderland Park was granted permission by the Massachusetts State Racing Commission (the "Racing Commission") to begin simulcasting greyhound racing performances conducted at other tracks. Such permission was granted pursuant to legislation that was passed in the Commonwealth of Massachusetts in July 1992. The 1992 legislation also permits all racing facilities in Massachusetts to offer common pool wagering on simulcasted races.

     A common pool wagering program was implemented at Foxboro Park in July of 1992 and at Wonderland Park in June of 1993. Wonderland Park has been granted a license to conduct 520 racing performances during 1995.

     Foxboro Park

     In 1995 and 1994, Foxboro Park conducted seasonal live harness racing generally three evenings and one to two matinees per week, while simulcasting every afternoon and evening. Live racing and simulcasting were conducted year-round in 1993. The table below presents certain key statistics for Foxboro Park from the commencement of its operations through December 31, 1995.
                                           Year Ended December 31,
                                         1995      1994       1993

     Total Live Performances              165       158         200
     Total Simulcast Days                 357       352         351

      Parimutuel handle (thousands)
        Live-on track                 $  7,034  $  9,836    $ 13,690
        Live-simulcast                $ 20,596  $ 14,075    $  8,929
        Simulcast                     $ 48,242  $ 46,983    $ 45,845
            Total                     $ 75,872  $ 70,894    $ 68,464

      Total attendance                 251,975   220,820     251,048

      Average per capita wagering     $    219  $    257    $    237

     Foxboro Park has been granted a license to conduct 165 harness racing performances during 1995.

     Foxboro Park is currently operating under an agreement to lease the premises. It is the intent of both Foxboro Park and the lessor that a long-term lease be executed and, to that end, the lessor has granted Foxboro Park a rent-free period extending through December 1995.

     In 1995 and 1994, Foxboro Park conducted live racing during the months of March through October and offered simulcast wagering all year. The same schedule will be in effect for 1996. The shift from year-round live racing and the reduction in live performances was instituted to reduce operating costs during the months of the year when attendance and handle are lowest. Conversely, more live performances are conducted during the warmer months when attendance and handle are highest. As a result of its change in racing schedule, operating expenses decreased in 1995, and are expected to further decrease in 1996.

     The higher wagering, more sophisticated gamblers are expected to continue to patronize Foxboro Park during the months when only simulcasting is offered, as indicated by the $1.3 million increase in simulcast handle in 1995 from 1994.

     In addition, the Company has implemented an aggressive sales campaign to export its simulcast signal to various tracks throughout the country. As a result of this aggressive effort, the Company has been successful in obtaining over 30 simulcast partners and increased live simulcast wagering by over $6.5 million in 1995. The Company will continue its simulcast efforts in 1996. In addition, the Company has made significant changes in the scheduling of its live races to accommodate simulcast times of many of its simulcast partners. This effort has made our product more marketable. These factors also have a significant impact on the Company's ability to improve the quality of horses and racing at Foxboro.

     Operating Revenue

     Total operating revenue increased to $33.1 from $32.8 million in 1994, excluding BBRG, an increase of $0.3 million or 1.0%. Revenue from parimutuel commissions increased slightly to $27.6 million in
l995, from $27.3 million in l994, an increase of $.3 million.   The
increase in parimutuel commission is attributable to the increase in live simulcasting. The total handle on our product exported to other tracks increased by $33.5 million, $6.5 million at Foxboro and $27 million at Wonderland. This increase results in an increase in commissions receivable from various tracks through-out the country of approximately 3% of handle or $1.1 million. Our on-track handle remained consistent from 1994 to 1995 at $170 million, $55 million at Foxboro and $115 million at Wonderland. This stabilization of on-track handle represents an increase in per capita wagering as on-track attendance has decreased. The Company has made an aggressive effort to provide a larger variety of wagering options to our patrons by increasing the number of tracks available. This effort has enabled the Company to maintain consistent handle results given a dwindling attendance base. As such, a portion of the on-track wagering was shifted to simulcast product of approximately $11 million. This change in product mix has resulted in a lower net commission rate. Consequently, on-track commission decreased by $.8 million, resulting in a net increase of parimutuel commissions of $.3 million.

     Concessions revenue increased by approximately $150,000 in 1995 from 1994, as a result of the Company controlling the entire food service operation in 1995. Other income consist of program revenue, admission, parking and gift shop sales. The decrease in other revenue of approximately $173,000 in 1995 is a result of the decrease in attendance.

      The Company is still experiencing a decline in total attendance, caused by a variety of factors including the continued economic recession, a general decline in the parimutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction, in 1992, of casino gambling and video poker machines in neighboring states. Average per capita wagering increased in 1994 and again in 1995 due to the introduction of simulcasting, which attracts a more sophisticated wagering audience.

     Revenue for l995 includes approximately $470,000 deposited into the Greyhound Promotional Trust Fund and approximately $470,000 deposited into the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $136,000 deposited into the Harness and Running Horse Promotional Trust Funds combined and $420,000 deposited into the Harness and Running Horse Capital Improvement Trust Funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

     Total revenue increased to $32.8 million in 1994 from $31.9 million in 1993 (excluding BBRG). This increase of approximately $0.9 million is attributable entirely to the increase in food service and other operating revenue. This increase is attributable to the purchase of the concessions operation and program sales operation from BBRG in May of 1994. Parimutuel revenues in 1994 of $27.3 million had a slight decrease of approximately $100,000 from 1993. This decrease is attributable primarily to the decrease in live on-track handle at Foxboro, in part due to the decrease in number of performances and attendance.

     Operating Expenses

     Operating expenses in 1995 of $34.3 million decreased from $36.3 million in 1994 by $2 million. This decrease is attributable to the Company's continued reorganization efforts and cost containment procedures. The Company realized savings in operating wages, taxes and benefits of approximately $497,000 in 1995, of which $278,000 and

$219,000 were attributable to Foxboro and Wonderland, respectively. These savings represent efforts to manage the facilities by running live racing at Foxboro during the peak season only and closing parts of the Wonderland facility during non-peak performances.


     The Company realized cost savings on purse expense in 1995 of approximately $670,000. Wonderland purses paid increased by approximately $310,000 to $6.1 million in 1995 from $5.8 million in 1994. Purses paid at Wonderland is determined by the statutory requirements of the Commonwealth of Massachusetts and this increase is attributable to the increase in total handle. In 1995, Foxboro only paid purses in the amounts dictated by its statutory requirements with the Commonwealth of Massachusetts and its contractual obligations with the Horse Owners. During 1994, Foxboro paid purses in excess of statutory requirements during the summer season. This period was marketed as the "Summer Sizzle" and an effort was made to bring the premier Harness Horses to Foxboro. In conjunction with this marketing effort, a large sales effort was started to broadcast our signal to various tracks throughout the country. As a result, Foxboro was able to increase the number of tracks receiving the simulcast signal and increase simulcast handle in 1995. As a result of paying purses in excess of statutory requirements in 1994 a reduction of purses in 1995 of approximately $980,000, was realized.

     In addition, the Company realized savings in general and administrative costs in 1995 of $855,000. These savings are attributable to a reduction in legal and consulting costs associated with the restructuring of approximately $300,000. In addition, the Company reduced its marketing budget by approximately $600,000 in 1995.

     Operating expenses (excluding corporate restructuring expenses and BBRG results in 1993 - See Liquidity and Capital Resources - General), increased to $34.6 million in l994 from $33.8 million in l993, an increase of $.8 million or 2.4%. This increase is attributable primarily to Wonderland concessions operating expenses of approximately $1,916,000 (purchased in May 1994). The increase is offset by decreases in payroll due to the closing of portions of the Wonderland facility during non-peak performances and due to new rates put into effect for the mutuel clerks at Wonderland, decreases in insurance premiums, savings as a result of improved operating efficiencies and decreases in variable operating expenses which were driven by the reduction in live performances at Foxboro in 1994. The concessions operations at Wonderland, owned and operated by BBRG in

1993 and the first four months of 1994 incurred operating expenses of approximately $2,740,000 and $3,987,000 in 1994 and 1993, respectively. This decrease of $1,247,000, or 31.3%, is attributable to decreases in payroll due to the closing of portions of the Wonderland facility during non-peak performances and reductions in variable operating expenses as a result of decreased sales.


     In December 1993, the labor contract between Wonderland and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutuel clerks at Wonderland Park, was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain week-end and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local 254 agreed to a three year extension of the Union's current contract amended by Wonderland's final offer. The annual savings to the Company as a result of the new contract approximate $1.0 million. The Union is challenging the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of the Union in October 1994. If the Union is successful in its challenge, Wonderland may be required to retroactively compensate the Union member employees for the difference between the old contract rates and the new contract rates for that period of time.

     Administrative expenses include restructuring charges of $140,000 and $667,000 in 1993 and 1992, respectively, in connection with the financial and operational reorganization the Company has undertaken. (See Notes 2 and 16 of Notes to Consolidated Financial Statements).

     Former Restaurant Division Operations, 1992 and 1993

     During 1994, the Company and BBRG have jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company (see Notes 4 and 17 of Notes to Consolidated Financial Statements). The Company's investment in BBRG for the year ended December 31, 1994 has been accounted for under the equity method. Accordingly, the following discussions regarding BBRG relate to the years ended December 31, 1993 and 1992.

     Restaurant Revenue

     Net sales increased to $77,168,000 in 1993 from $64,799,000 in 1992, an increase of $12,369,000 or 19.1%. Net sales from restaurants (excluding revenues from the Company's racetrack concessions) increased to $74,172,000 in 1993 from $59,677,000 in 1992, an increase of
$15,544,000 or 26.5%. Total restaurant customer count for 1993 increased 21.9% to 4,575,000. Six new restaurants which were opened during 1993 (Papa-Razzi in Wellesley, MA in March, Papa-Razzi in Cranston, RI, in June, Papa-Razzi's Cucina in Peabody, MA in August, Papa-Razzi in Short Hills, NJ in October, Barnside in Hanover, MA in December and Papa-Razzi in Marlton, NJ in December) contributed $5,860,000 towards the increase. The Company sold its Rayz restaurant in Stuart, Florida in May 1993 which resulted in a decrease in net sales of $1,186,000 in 1993 compared to 1992. Five new restaurants which were opened during l992 (Papa-Razzi in Concord, MA in June, Papa-Razzi in West Hartford, CT in August, Papa-Razzi in White Plains, NY in November, Joe's American Bar & Grill in Peabody, MA in December and Papa-Razzi in Burlington, MA in December) contributed $10,223,000 to the increase in net sales. Net sales from the Company's concession operations declined 71% or $2,126,000 during l993 to $2,996,000 from $5,122,000 in 1992. This decrease was due primarily to lower attendance at Wonderland during the period.

     Restaurant Operating Expenses

     Restaurant Division operating expenses (before depreciation and amortization) increased to $68,826,000 in l993 from $56,504,000 million in l992, an increase of 21.8%. This increase is primarily attributable to increases in cost of sales, payroll costs, and other operating expenses associated with increased revenues.

     Restaurant Operating Margins

     Restaurant Division operating profits (earnings from restaurant operations before depreciation and amortization) were $8.3 million in l993 and l992, respectively. Operating profit margins (as a percentage of Restaurant Division revenue) were 10.8% and 12.8% in l993 and l992, respectively. The decrease in margins over the two year period is attributable both to increases in occupancy costs, in administrative costs and in general restaurant operating expenses such as utilities, maintenance, repairs and paper goods, and to an increase in payroll, in percentage terms, in the concession operations at Wonderland. Such increases in operating costs as a percentage of sales, more than offset modest decreases in food costs as a percentage of sales, due to a shift in the mix of restaurant sales towards the higher margin Papa-Razzi Restaurants.

     Interest Expense

     Interest expenses decreased by approximately $1,500,000 to $700,000 in 1995 from $2,200,000 in 1994. This decrease is attributable to the restructuring of many of the Company's debt as discussed in further detail below.

     Interest expense decreased to approximately $2,248,000 in 1994, from approximately $5,884,000 in 1993. The decrease is primarily due to the elimination of interest and premium associated with the Company's 14.25% Subordinated Notes. (See Liquidity and
Capital Resources - General).

     Interest expense in 1993, excluding BBRG, increased to $5.9 million, from $4.0 million in 1992. Interest expense for BBRG decreased to $104,000 in 1993, from $524,000 in 1992, due to a decrease in average borrowings, as well as lower interest rates. During March 1992, the Company's restaurant subsidiary completed an initial public offering of its common stock and the proceeds therefrom were used to substantially reduce the Company's out-standing indebtedness. The related decrease in interest expense was offset by (1) an increase in 1993 associated with amortization of the premium relating to the Foxboro Creditor Trust and Settlement Agreement and (2) an increase of approximately $1,240,000 associated with the premium recorded pursuant to Section 7.02 of the Indenture governing the Company's 14.25% subordinated debentures (see Liquidity and Capital Resources).

     Depreciation and Amortization

     Depreciation and amortization remained flat at approximately $1.7 million in 1995, 1994 and 1993 (excluding BBRG).

     Depreciation and amortization increased slightly to $5.6 million in l993, from $5.4 million in l992, an increase of $0.2 million or 3.7%. This increase reflects an increase in Racing Division depreciation due to the addition of Foxboro Park in May 1992 as well as an increase in BBRG depreciation, driven by new restaurant openings.

     Investment Gains (Losses)


     As part of the exchange of 98.6% of the Company's 14.25% Sub-ordinated Notes for 887,000 shares of BBRG common stock, the Company realized an investment gain of approximately $4,252,000 (See Liquidity and Capital Resources - General). Other net gains on investments in 1994, are attributable to the sale of certain marketable securities.

     During 1993, the Company recorded a reserve of approximately
$772,000 related to a note receivable, and accumulated interest, due from a real estate limited partnership (See Note 15 of Notes to Consolidated Financial Statements).

     Gain on Sale of Real Property

     In December 1994, the Company and Revere Realty Group ("Revere Realty") collectively sold fifteen acres of excess land located in Revere, MA to a third party for $3,705,000. The Company owned nine of the fifteen acres and held a mortgage of approximately $1.6 million on the remaining six acres, which were owned by Revere Realty. The proceeds allocated to Revere Realty were used by Revere Realty to satisfy its indebtedness to the Company. The Company realized a pre-tax gain of approximately $1.1 million on the sale of the land and recorded other income of approximately $.6 million related to the repayment of the Revere Realty indebtedness, for interest due and the recovery of amounts previously written off.

     In May 1993, BBRG sold to the Florida Department of Trans-portation the property occupied by the Company's restaurant in Stuart, Florida for $4,700,000, resulting in a pretax gain of approximately $1,202,000.

     In June 1993, the Company sold a retail and office building located in Boston, MA for $1,620,000, resulting in a loss on dis-position of approximately $512,000.

     Extraordinary Item - Gain on Retirement
       and forgiveness of debt (net of tax)

     In May 1994, the Company realized an extraordinary gain of approximately $11.2 million, net of taxes and the write-off of bond issuance cost, premiums and interest, from the exchange of approxi-mately 98.6% of the Company's 14.25% Subordinated Notes (See Liquidity and Capital Resources - General).

     Liquidity and Capital Resources

     Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facilities at Wonderland Park and Foxboro Park, and for debt service requirements, including those relating to debt incurred in connection with capital expenditures at Foxboro Park during l992.

     General

     In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $11,159,640 net of applicable income taxes. The net extraordinary gain includes forgiveness of interest and indebtedness reduced by related expenses and the write-off of remaining bond issuance fees. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default.

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

     In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes. The first note included a principal balance of $200,000 with four equal monthly installments through September 15, 1994. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and
$230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. A conditional bonus provision may be required, contingent upon future events and conditions. The Company was in default of the minimum payment requirements at year end 1995 and is currently negotiating to restructure the minimum payment requirement. All receipts from the Capital Improvements Trust Funds have been distributed as payments. The entire obligation has been included as a current liability at year end.

     In March 1995, the Company and the bank reached an agreement to restructure the $2,000,000 Term Note which was in default at December 31, 1994. The agreement became effective in April 1995. The new terms provide for the pledge of 401,000 shares of BBRG common stock, (the "Collateral") and for the maintenance of a loan to collateral value ratio of 75%. The new terms also provide for interest only payments until August 31, 1995 and principal payments of $16,000 per month, plus interest, thereafter until maturity on June 1, 1996. The interest rate will be fixed at 10% for the remainder of the Term Note. In March 1995, the loan to collateral value ratio fell below 75%. The Company has not received any notice of default from the bank. The Company is in compliance with all other terms of the note and as made all required payments.

     In October 1994, the Company entered into a Loan Restructuring Agreement with the Mortgagee of property located at 284 Newbury St.
The new agreement ("Loan Restructure Agreement") reduced the principal amount from approximately $4.5 million to $4.1 million and released outstanding interest of approximately $400,000. In consideration of the above, the Company has assigned all of the rents it receives from BBRG to the Mortgagee. The Loan Restructure Agreement requires interest only payments through Maturity on September 1, 1998. Interest charged at 5.50% through October 1995 and 8.29% thereafter. As part of the Loan Restructure Agreement, the Company maintains a non-recourse guarantee in the amount of $400,000, which is collateralized by 30,000 of the Company's shares of BBRG. The guarantee is reduced by $50,000 per year for three years beginning March 1996. In addition, the Company has pledged 15,000 of its BBRG shares to the Mortgagee as indemnification against past due real estate taxes owed to the City of Boston. Such shares will be released to the Company on a pro-rata basis as the past due real estate taxes are satisfied. The Company is amortizing the interest forgiven over the term of the new note.

     In June 1993, the Company defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on a building owned by the Company. The Promissory Note, which matured in June 1993, required a combined payment of principal and interest totalling $400,000. The Company remains in default on such obligation.

     In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with interest at 6%.

     In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5% but is increased to 12% in the event of a default.

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

     In December 1994 as part of the agreement to sell land owned collectively by the Company and the Revere Realty Group, Inc., the Company was loaned $300,000 evidenced by a promissory Note and Second Mortgage. In conjunction with the loan, a portion of the sales price in the amount of $300,000 was contingent upon the buyer obtaining certain permits for construction. The proceeds from this contingent payment are to be used to extinguish the obligation on the related loan. During August 1995, the buyer received the applicable permits and the Company is seeking relief of this obligation.

     Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $165,000 and $332,000 at December 30, 1995 and 1994, respectively. the indebtedness is collateralized by 88,000 shares of BBRG common stock.

     In conjunction with the sale of real property, described above, included in the total proceeds, $300,000 was advanced by the purchaser in the form of a Promissory Note. If the purchaser succeeds in obtaining all necessary building permits within three years of the purchase date, the Promissory Note will be forgiven. The Company realized a pre-tax gain of approximately $1.1 million on the sale of the land and approximately $600,000 on the related repayment of the Revere Realty indebtedness.

     In November 1992 the Company engaged the professional services of a related party to assist management in the planning and execution of a financial and operational reorganization of the Company (see Notes 2, 3 and 4 of Notes to Consolidated Financial Statements). Since such engagement, the Company has retired or restructured approximately $32.5 million of debt, eliminated non-performing non-core assets, and significantly reduced certain operating expenses. The Company continues to pursue ways of improving operations, and of retiring or restructuring its remaining indebtedness. Such methods may include the sale of an equity interest in one or more of its subsidiaries or alternative sources of financing.

     The Company and its subsidiaries have several immediate needs for cash. There can be no assurance that the Company's efforts to provide additional liquidity will be successful. Management anticipates that unless its efforts are successful, the Company may not have sufficient cash to cover operating expenses and scheduled debt payments during l996.

     Racing Subsidiaries

     In 1992, the Company, through its subsidiaries, invested approximately $9,400,000 for capital improvements, equipment and start-up costs in connection with the commencement of thoroughbred and harness racing at Foxboro Park. The Company entered into certain agreements for the financing of this investment, as detailed below.

     Autotote Limited ("Autotote") advanced $1,325,000 to the Company in 1992 and 1993, in consideration for the exclusive right to provide totalisator services for any off-track betting and simulcast operations that the Company may undertake in the future. The terms of the original agreement required repayment in weekly installments of $4,944, with a final installment due on May 31, 1997. The Company made none of the weekly installments required under this agreement.

     In January 1994, a new agreement was entered into with Autotote giving Autotote the exclusive right to supply keno terminals and systems for Wonderland and Foxboro, in the event the Company is authorized by law to select such equipment, in exchange for the forgiveness of any current and future amounts owed by the Company in respect of either of the above advances. Accordingly, the Company has reclassified $1,325,000 from notes payable to deferred revenue and will realize such deferred revenue over the remaining contract life of the current service agreement with Autotote. As additional financing for Foxboro Park, the Company entered into many other financing arrangements described above.

     In order to meet the requirements for renewal of racing licenses in 1997, the Company's racing subsidiaries must demonstrate that they are financially stable entities, capable of disposing of their obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1997 racing licenses, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland and Foxboro Park.

     In the event that the Company is not successful in obtaining 1997 racing licenses, the adverse impact on the Company's assets would be material.

     Former Restaurant Division, 1992 and 1993

     On August 10, 1993, BBRG entered into a revolving credit and term loan agreement with the First National Bank of Boston under which BBRG may borrow up to $5,000,000 (the "Loan Agreement"). The Loan Agreement acts as a revolving credit line through August 10, 1994, at which time the outstanding principal balance is converted to a three-year term loan. (BBRG has an agreement with the First National Bank of Boston under which the Company has increased the amount it may borrow from $5,000,000 to $9,000,000 under the Loan Agreement.)

     Impact of Inflation and Changing Prices

     Certain of the Company's operating expenses, such as wages and benefits, equipment repair and replacement, and inventory and marketing costs, increase with general inflation. In order for the Company to cope with inflation, it must, to the extent permitted by competition and patron acceptance, pass increased cost on by periodically increasing prices. The Company is unable to offset the effects of inflation by increasing its percentage of handle in the racing subsidiaries, because its percentage is fixed by statute.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  INDEX TO FINANCIAL STATEMENTS


                                                            Page


REPORT OF INDEPENDENT ACCOUNTANTS                             27

CONSOLIDATED BALANCE SHEETS                                   28


CONSOLIDATED STATEMENTS OF OPERATIONS                         30


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (DEFICIT)                                                    31

CONSOLIDATED STATEMENTS OF CASH FLOWS                         32


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    34

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations, encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 8, 1996

          THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1995 and 1994
                           __________

          ASSETS                             1995         1994

Current assets:
  Cash and cash equivalents             $   450,987   $   812,424
  Restricted cash                         1,401,799     1,399,726
  Accounts receivable                       796,085       689,741
  Prepaid expenses and other current
    assets                                  270,685       244,739

     Total current assets                 2,919,556     3,146,630

  Land                                      348,066       348,066
  Buildings                              19,397,281    19,237,102
  Machinery and equipment                 4,936,976     4,782,061
  Leasehold improvements                 10,694,678    10,596,672
                                         35,377,001    34,963,901
Less: accumulated depreciation and
    amortization                         18,765,247    17,567,344
      Net property, plant and equipment  16,611,754    17,396,557

Other assets:
  Goodwill, less accumulated
    amortization of $240,000
    and $96,000                             480,000       624,000
  Intangible assets, less accumulated
    amortization of $49,999 and
    $33,333                                     -          16,666
  Investment in unconsolidated
    subsidiary                            4,901,401     5,453,631
  Accounts and notes receivable from
    officers, employees and related
    party                                   318,005       480,578
  Other assets, less accumulated
    amortization of $818,614 and
    $549,258                                376,909       705,212

      Total other assets                  6,076,315     7,280,087

      Total assets                      $25,607,625   $27,823,274


      The accompanying notes are an integral part of these
consolidated          financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                   December 31, 1995 and 1994
                          ____________

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                             1995          1994

Current liabilities:
  Current portion of long-term debt      $ 5,853,754  $  2,213,307
  Long-term obligations in default         1,751,235     2,504,168
  Subordinated notes payable                 285,000       285,000
  Accounts payable and other accrued
    expenses                              14,944,406    12,818,644
  Outstanding pari-mutuel tickets            564,880       589,296


      Total current liabilities           23,399,275    18,410,415

Long-term debt, less current maturities    5,773,651     9,549,586
Other long-term liabilities                1,347,425     2,815,664

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.01 par value;
    authorized 3,000,000 shares;
    1,936,409 shares issued and
    outstanding                               19,364        19,364
  Class B common stock, $.01 par
    value; authorized 1,000,000
    shares; 912,615 shares issued
    and outstanding                            9,126         9,126
Additional paid-in capital                13,355,355    13,355,355
Accumulated deficit                      (10,009,155)  ( 7,954,721)
Note receivable from officer                (316,073)     (301,551)
Minimum pension liability adjustment        (  6,561)     (115,182)
Cost of 1,593,199 common and 600
    Class B common shares in treasury     (7,964,782)   (7,964,782)

     Total stockholders' deficit          (4,912,726)  ( 2,952,391)

      Total liabilities and
         stockholders' deficit           $25,607,625  $ 27,823,274


      The accompanying notes are an integral part of these consolidated financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

      for the years ended December 31, 1995, 1994 and 1993
                           ____________
                                     1995           1994          1993
Operating revenue:
  Parimutuel commissions        $ 27,598,801   $ 27,289,706   27,425,944
  Concessions                      3,152,174      2,984,933    2,640,239
  Other operating                  2,357,186      2,530,248    1,859,309
  Former restaurant division          -              -        77,168,236
        Total operating revenue   33,108,161     32,804,887  109,093,728

Operating expenses:
  Wages, taxes and benefits       10,518,322     10,995,734   10,474,463
  Purses                           8,863,655      9,536,257    9,412,226
  Cost of food and beverage        1,088,348      1,033,544      469,847
  Administrative                   2,196,102      3,157,811    2,786,842
  General operating               10,000,821      9,896,954   10,612,720
  Restaurant division                 -              -        68,826,307
  Depreciation and amortization    1,627,925      1,679,671    5,585,709
        Total operating expenses  34,295,173     36,299,971  108,168,114

  Income (loss) from operations   (1,187,012)  (  3,495,084)     925,614

Other income (expense):
  Interest expense, net           (  708,975)    (2,247,860) (5,884,054)
  Equity income (loss) in
   unconsolidated subsidiary      (  552,230)       115,377         -

   Investment gains (losses)           -          4,399,435    (771,712)
  Net gain on sale of real
                   property            -         1,087,883      689,889
  Other income                       393,783      1,217,722         -

   Total other income (expense)   (  867,422)     4,572,557  (5,965,877)

Minority interest                      -             -       (1,976,802)

Income (loss) before provision
   for income taxes and extraordinary
   item                           (2,054,434)     1,077,473   (7,017,065)
Provision for income taxes              -       (  145,000)   (2,358,000)


Income (loss) before extraordinary
  item                            (2,054,434)       932,473   (9,375,065)
Extraordinary item-gain on
   retirement and forgiveness
   of debt (net of tax)                -         11,159,640         -

    Net income (loss)           $ (2,054,434)  $ 12,092,113  $(9,375,065)

Income (loss) per share:
  Loss before extraordinary
      item                      $ (     1.64)  $        .74  $(     7.47)
  Extraordinary item                    -              8.89          -

          Net income (loss)
          per share             $ (     1.64)  $       9.63  $(     7.47)

Weighted average common shares
  outstanding                      1,255,225      1,255,225    1,255,225


      The accompanying notes are an integral part of these consolidated financial statements.

                         THE WESTWOOD GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                   for the years ended December 31, 1995, 1994 and 1993
                                        __________


                           Class B   Additional   Retained  Note Receivable
                 Common    Common    Paid-In      Earnings   From Related
                 Stock     Stock     Capital     (Deficit)      Party

Balance, December
    31, 1992     $19,364   $9,126   $13,871,473  $(10,671,769)  $(498,193)

 Net loss              -       -          -       ( 9,375,065)      -
 Interest
    receivable         -       -          -             -        (36,017)
 Minimum pension
  liability
   adjustment          -       -          -             -          -
Balance, December
     31, 1993      19,364  9,126    13,871,473  (20,046,834) (534,210)

Elimination of
   previously
   consolidated
   subsidiary          -       -     (  516,118)         -         -
Net Income             -       -          -       12,092,113       -
Interest
   receivable          -       -          -             -       (36,017)
Note receivable
   payments            -        -         -              -      268,676
Minimum pension
    liability
    adj.               -       -          -             -          -

Balance, December
    31, 1994       19,364   9,126   13,355,355   ( 7,954,721) (301,551)

 Net loss              -       -          -       ( 2,054,434)     -
   receivable          -       -          -              -      (14,522)
   liability
   adj.                -       -          -             -          -

Balance, December
    31, 1995       $19,364  $9,126  $13,355,355  $(10,009,155)$(316,073)

                                 (continued)

                      THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT)
                                  (continued)

                       for the years ended December 31, 1995, 1994 and 1993

                           Minimum
                           Pension                               Total
                          Liability          Treasury        Stockholders'
                           Adj.               Stock         Equity (Deficit)

Balance,
 December 31, 1992          -               $(7,964,782)   $(   5,234,781)

Net Loss                    -                   -           (   9,375,065)
Interest receivable         -                   -           (      36,017)
Minimum pension
 liability adjustment  $(376,090)               -           (     376,090)

Balance,
 December 31, 1993      (376,090)            (7,964,782)    (  15,021,953)

Elimination of
 previously con-
 solidated sub-
 sidiary                    -                   -           (     516,118)
Net income                  -                   -              12,092,113
Interest receivable         -                   -           (      36,017)
Note receivable pay-
 ments                      -                   -                 268,676
Minimum pension
 liability adj.         260,908                 -                 260,908

Balance,
 December 31, 1994     (115,182)             (7,964,782)    (   2,952,391)

Net loss                   -                    -           (   2,054,434)
Interest receivable        -                    -           (      14,522)
Minimum pension
 liability adj.         108,621                 -                 108,621

Balance,
  December 31, 1995    (  6,561)             (7,964,782)    (   4,192,726)


                            The accompanying notes are an integral part
                             of these consolidated financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

      for the years ended December 31, 1995, 1994 and 1993
                           __________

                                           1995         1994           1993
Cash flows from operating activities:
  Net income (loss)                    $(2,054,434)  $12,092,113  $(9,375,065)
  Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
   Depreciation and amortization         1,627,925     1,679,671    5,585,709
   Gain on sale of real property              -       (1,087,883)    (903,145)
   Extraordinary gain on
      extinguishment of debt                  -      (11,159,640)        -


   Realized and unrealized investment
      (gain) loss                             -      ( 4,399,435)     771,712
   Equity in (income) loss from BBRG       552,230   (   115,377)        -
   Minority interest                          -             -       1,976,802
   Deferred revenue                       (353,333)  (   353,332)       -
   Minimum pension liability
       adjustment                          108,621       260,908     (376,090)
   Other                                  (158,424)         -          65,471
   Changes in operating assets and
       liabilities:
     Decrease (increase) in restricted
        cash                              (  2,073)      295,240      611,588
     (Increase) decrease in accounts
        receivable                        (106,344)    1,117,612     (459,055)
     (Increase) in inventories                -             -         ( 4,825)
     (Increase) decrease in prepaid
       expenses and other current assets  ( 25,946)       48,692   (1,854,801)
     Decrease in other assets              206,998       134,868        5,254
     Increase in accounts payable and
        other accrued liabilities        2,101,342     2,896,520    9,791,664
    (Decrease) in other
        long-term liabilities           (1,114,906)     (370,610)    (291,458)

           Total adjustments             2,836,090   (11,052,766)  14,918,826

          Net cash provided by
            operating activities           781,656     1,039,347    5,543,761



                           (Continued)

      THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

      for the years ended December 31, 1995, 1994 and 1993
                           __________

                                           1995          1994           1993

Cash flows from investing activities:
  Proceeds from sales of marketable
      equity securities available for sale    -         147,474       152,235
  Proceeds from sale of real property         -       1,459,567     6,328,000
  Additions to property, plant and
       equipment                         (413,100)    ( 260,720)   (7,286,415)
  Tradenames                                  -            -          (29,000)
  Proceeds from property insurance,
         net                                     -            -        416,262
  Proceeds from other liabilities                -            -        325,000

  Net cash provided by (used in)
      investing activities               (413,100)    1,346,321   (    93,918)
Cash flows from financing activities:
  Proceeds of short-term debt             300,000       300,000        29,725
  Principal payments of debt           (1,029,993)   (1,903,504)  ( 4,154,607)
  Payments related to exchange of debt        -      (  324,131)           -
   Net cash provided by (used in)
       financing activities              (729,993)   (1,927,635) (  4,124,882)
Net (decrease)increase in cash and cash
  equivalents                            (361,437)      458,033     1,324,961
Cash and cash equivalents at beginning
  of year                                 812,424     2,725,391     1,400,430
 Cash effect of deconsolidation                -     ( 2,371,000)          -

Adjusted cash and cash equivalents
  at beginning of year                    812,424       354,391     1,400,430
Cash and cash equivalents at end
  of year                             $   450,987   $   812,424  $  2,725,391
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
   Interest                           $   779,566   $ 1,009,479  $    751,005

   Income taxes                       $   114,892   $      -     $  2,843,000


The accompanying notes are an integral part of these consolidated financial statements.
PAGE

1.  Summary of Significant Accounting Policies

Description of Business

The Company operates primarily through its parimutuel racing subsidiaries. Wonderland Greyhound Park is a parimutuel greyhound racing facility located in Revere, Massachusetts. Foxboro Park is a parimutuel harness racing facility located in Foxboro, Massachusetts.

The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 1995 was 1,240 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

The Foxboro facility includes a five-eighths mile oval track, a physical plant consisting of a climate controlled grandstand and clubhouse, and administrative offices. The facility also includes stalls to accommodate 600 horses. The Company maintains and operates a full-service restaurant and various other concession facilities at the racetrack. The racetrack facility can accommodate 9,000 patrons, and includes paved and lighted parking providing capacity for 3,500 cars.

Wonderland and Foxboro provide its patrons with a variety of entertainment options including live racing and full card simulcast wagering.


Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 1995 and 1994, include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. During 1993, the Company also consolidated the accounts of its then 42.9% owned restaurant subsidiary, Back Bay Restaurant Group, Inc. ("BBRG").
During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG for the years ended December 31, 1995 and 1994 has been accounted for under the equity method. (See Note 12 Investment in Affiliate). The financial statements for the year ended December 31, 1993 reflect the Company's accounting treatment of its investment in BBRG, as initially reported, under the consolidation method.

Cash and Cash Equivalents

Investors with maturities of three months or less at the time of their purchase were classified as cash equivalents in 1993.

Restricted Cash

The majority of restricted cash is related to the operations of Wonderland Greyhound Park and Foxboro Park, and consists of amounts held by The Commonwealth of Massachusetts (the "Commonwealth") in trust funds (for capital improvements and advertising/promotion) (see Note
3), and unclaimed winnings from parimutuel wagering. Removal of restrictions on the use of the trust funds is dependent upon approval by the Commonwealth. Restricted cash also includes a cash balance of $500,000 held as collateral on certain indebtedness (see Note 3).

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

    Asset Classification         Estimated Useful Life

  Buildings and improvements               30 Years
  Machinery and equipment                5-10 Years

Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the actual or expected lease terms. Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by management. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

Depreciation expense of approximately $1,198,000, $1,282,000 and $667,000 was recorded for the years ended December 31, 1995, 1994 and 1993 respectively.

Intangible Assets

Intangible assets, including goodwill, trade names and trademarks, are amortized over periods not exceeding 40 years on a straight-line basis. The carrying value of intangible assets is reviewed periodically by management. If expected future operating cash flows derived from such intangible assets is less than their carrying value, an impairment in the carrying value is recognized. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to economic factors.

Receivable From Related Party

Amounts receivable from the Company's majority shareholder are reflected in the balance sheet as an offset to equity.

Investments in Affiliates

The Company's investment in BBRG at December 31, 1995 is approximately $4.9 million, or approximately 18.5% of BBRG common stock. The investment in BBRG is accounted for under the equity method in 1995 and 1994, as a result of a series of transactions which separated the companies and reduced the Company's ownership percentage from 42.9%.
In 1993, the accounts of BBRG were consolidated as described above.

Debt

Long-term obligations which are in default have been classified as current liabilities. (See Note 3.)

Income Taxes

The Company uses the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company's policy is to record evaluation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The tax effect of differences in the timing of recognition of income and expense for tax purposes are reflected in the deferred income tax accounts (which are included in "Other Long-Term Liabilities").

Income (Loss) per Common Share

Income (loss) per share amounts are based on the weighted average number of common and Class B common shares and common share equivalents outstanding (if dilutive) during each year. Common share equivalents consist of dilutive stock options and warrants under the treasury stock method.

Statement of Financial Accounting Standards No. 115

The Company adopted the provisions of Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of December 31, 1993. The adoption of this statement had no material affect on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

2.   Results of Operations and Management's Plans

The Company's consolidated financial statements have been prepared on the basis that it will be able to continue in existence. The Company incurred a consolidated net loss from operations of approximately $1,187,000 in 1995 and $3,495,000 in 1994. The net loss from operations in 1995 include a non cash charge for depreciation and amortization of $1,628,000. The improvement in the year ending 1995 compared to the corresponding period in 1994 is primarily due to a decrease in operating expenses of approximately $1.9 million attributable to the reorganization plan discussed below. In addition, the Company has encountered substantial cash flow and liquidity problems. As a result, the Company is in default on certain senior debt (See Note 3).

The Company is in the process of completing a plan of reorganization to address its cash flow and liquidity problems as detailed below. The above factors, however, raise substantial doubt about its ability to continue as a going concern.

For the period beginning in November 1992 through February 1995, the Company engaged the professional services of a corporate advisor (the "Advisor") to assist management in the planning and execution of a corporate reorganization. During their engagement, the Advisor undertook the following activities in conjunction with and on behalf of management:

     - Managing the Company within its cash constraints, including the creation of a cash flow forecasting system;

     - Developing an immediate short-term cost reduction and cash generation program;

     - Reorganizing operations and renegotiating certain service contracts and agreements in order to achieve operational efficiencies;

     -    Negotiating with existing and potential
          lenders and creditors in an effort to
          restructure the Company's debt and to secure new sources of capital (See Note 3);

     - Restructuring certain assets including the identification of assets to be held for disposition.

     -    Assisting the Board of Directors as requested.

     - Since such engagement, the Company has retired or restructured approximately $32.5 million of debt, eliminated non-performing non-core assets, and significantly reduced certain operating expenses.
          The Company continues to pursue ways of improving operations, and of retiring or restructuring its remaining indebtedness.

In June of 1995, the Company continued its reorganization with the restructuring of its financial and operational management team, with the addition of an Executive Vice-President, Chief Financial Officer and Controller. Management has continued to monitor operational costs containment and seek ways to improve operational profitability. Also, management is continuing to negotiate existing obligations and commitments to reduce the burden on current cash flow from operations. In addition, management is looking for new opportunity to grow and expand its current product, through increasing new markets via simulcast wagering and adding new entertainment options at its two locations.

The Company's ability to continue as a going concern depends on future events, including its continued success in its reorganization efforts.

3.   Debt

     At December 31, 1995 and 1994, debt consisted of the following:

                                              1995         1994

14-1/4% Subordinated Notes due 1997     $   285,000     $ 285,000

8-3/4% Term loan requiring monthly
  payments of interest only until
  July 1995, then monthly payments
  of principal and interest of
  $42,298 until maturity in June
  1996, collateralized by a
  mortgage and security interest
  in all real estate and personal
  property located at Wonderland
  Park, by all of the stock of
  Wonderland Park, by $500,000
  cash, and guaranteed by three
  subsidiaries of the Company,
  including Wonderland Park.               3,397,479    3,500,000


Promissory note, non-interest
  bearing, requiring monthly
  payments, with a quarterly
  minimum guaranteed amount,
  of all distributions from
  Foxboro Capital Improvements
  Trust Funds applicable to the
  period beginning January
  1, 1994, until paid in full,
  collateralized by all of the
  assets and stock of Foxboro
  Park.                                   1,351,235     1,667,947

                                                 1995         1994


Line of credit, interest at 10%
  requiring monthly payments of
  interest only through August 1995,
  then monthly payments of interest plus
  $16,000 principal until maturity at
  June 1, 1996, final payment of
  $1,342,000 due July 1996, collateralized
  by approximately 401,000 shares of BBRG
  common stock held by the Company.       1,936,000     2,000,000




Mortgage note, principal amount of
  $4,100,000 with interest at 5.5%
  through October, 1995 and 8.29%
  thereafter, due September 1, 1998,
  requiring payments of interest only.
  Collateralized by certain real property
  with assignment of all rents at the
  property and a pledge of the stock of
  a subsidiary.                           4,519,651     4,680,911

                                            1995         1994


10% Note payable due July
  1993, collateralized by
  certain property.                         400,000      400,000


6% Term Note, payable in equal
  quarterly payments of principal
  and interest of approximately $36,000
  beginning April 1, 1996, collateralized
  by certain tangible personal property
  and licenses.
                                            970,000      970,000

7.5% Promissory Note, payable in 60
  monthly payments of principal and
  interest of $2,003, commencing
  April, 1995.
                                             85,818      104,168

6% Promissory Notes, payable in monthly
  payments of principal plus interest at
  $9,000 per month until
  April, 1996 and $12,000 per month
  until maturity in November, 1996.
  Collateralized by 60,333 shares of
  BBRG common stock held by the Company.    255,000     300,000

Promissory Note, due December 15, 1997,
  non interest bearing,
  payment contingent upon
  certain events, collateralized by a
  second mortgage on certain property.      300,000     300,000

Margin agreement due on demand
  collateralized by 88,000 shares
  of BBRG stock held by the Company.        163,457     331,986

Miscellaneous notes, payable in
  connection with construction
  services performed at Foxboro
  Park, maturing on or before
  December 31, 1994.                          -         12,049

                                         13,663,640 14,552,061

Less: Current maturities                  5,853,754   2,213,307

      Long-term obligations in default
          which have been classified as
          a current liability.            1,751,235   2,504,168

      Subordinated notes in default,
          which have been classified
          as a current liability.           285,000     285,000

Long-term debt, net of current
  maturities, long-term obligations
  and subordinated notes in default.    $ 5,773,651 $ 9,549,586

The aggregate principal payments required to be made on long term debt, assuming the Company and its subsidiaries were not in default on any of their borrowings (see hereunder for debt defaults), for the years subsequent to December 31, 1995 are as follows:

                       1996                   7,887,888
                       1997                     106,054
                       1998                   4,212,879
                       1999                     120,148
                    2000 and thereafter      617,092

                                            $12,944,061

In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $11,159,640 net of applicable income taxes of approximately $1.3 million. The net extraordinary gain includes forgiveness of interest and indebtedness reduced by related expenses and the write-off of remaining bond issuance fees. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default.

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

In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes. The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994 which has been paid. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. A conditional bonus provision, which may be required contingent upon future events and conditions, has been accrued. Additionally, the agreement includes an acceleration clause contingent upon future events and conditions. The Company was in default of the minimum payment requirements at year end 1995 and is currently negotiating to restructure the minimum payment requirement. All receipts from the Capital Improvements Trust Funds have been distributed as payments.
The entire obligation has been included as a current liability at year end.

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

In October 1994, the Company entered into a Loan Restructuring Agreement with the Mortgagee of property located at 284 Newbury St.
The new agreement ("Loan Restructure Agreement") reduced the principal amount from approximately $4.3 million to $4.1 million and released outstanding interest of approximately $360,000. In consideration of the above, the Company has assigned all of the rents it receives from BBRG to the Mortgagee. The Loan Restructure Agreement requires interest only payments through Maturity on September 1, 1998. Interest was charged at 5.50% through October 1995 and 8.29% thereafter. As part of the Loan Restructure Agreement, the Company maintains a non-recourse guarantee in the amount of $400,000, which is collateralized by 30,000 of the Company's shares of BBRG. The guarantee is reduced by $50,000 per year for three years beginning March 1996. In addition, the Company has pledged 15,000 of its BBRG shares to the Mortgagee as indemnification against past due real estate taxes owed to the City of Boston. Such shares will be released to the Company on a pro-rata basis as the past due real estate taxes are satisfied. No reduction of principal or accrued interest has been recorded and no gain has been recognized as a result of modifying the terms of the agreement. The

Company has calculated an effective interest rate of 6.66% based on required future payments and will recognize the effect of the restructuring prospectively over the life of the note.

In June 1993, the Company defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on a building owned by the Company. The Promissory Note, which matured in June 1993, required a combined payment of principal and interest totalling $400,000. The Company remains in default on such obligation.

In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with interest at 6%.

In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5% but is increased to 12% in the event of a default.

In May 1995, the Company reached an agreement with a related party to restructure a 6% Promissory Note (the "Note") in the amount of $318,000. The new terms provide for the pledge of an additional 60,333 shares of BBRG common stock. The new terms also provide for principal payments, plus interest at 3/4 of 1% per month, of $9,000 per month until April 1996 and $12,000 per month from May 1996 until maturity in November 1996.

In December 1994 as part of the agreement to sell land owned collectively by the Company and the Revere Realty Group, Inc., the Company was loaned $300,000 evidenced by a promissory Note and Second Mortgage. In conjunction with the loan, a portion of the sales price in the amount of $300,000 was contingent upon the buyer obtaining certain permits for construction. The proceeds from this contingent payment are to be used to extinguish the obligation on the related loan. During August 1995, the buyer received the applicable permits and the Company is seeking relief of this obligation.

Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $165,000 and $332,000 at December 30, 1995 and 1994, respectively. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

4.   Labor Contracts

In December 1993, the labor contract between Wonderland Park and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutuel clerks at Wonderland Park, was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland Park implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain week-end and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local

254 agreed to a three year extension of the Union's current contract amended by Wonderland Park's final offer. The annual savings to the Company as a result of the new contract approximate $1.0 million. The Union is challenging the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of the Union in October 1994. If the Union is successful in its challenge, Wonderland Park may be required to retroactively compensate the Union member employees for the difference between the old contract rates and the new contract rates for that period of time, or approximately $750,000. The Company believes it has meritorious defenses to the challenge.

5.   Deferred Revenue

Included in other long-term liabilities at December 31, 1995 and 1994 was $619,000 and $972,000, respectively representing funds advanced from Autotote Limited ("Autotote"). The original advance of $1,000,000 was made to the Company in 1992 in consideration for the exclusive right to provide totalisator services for any off-track betting and simulcast operations that the Company may undertake in the future. The terms of the original agreement required repayment in weekly installments of $4,944, with a final installment due on May 31, 1997. The Company made none of the weekly installments required under this agreement.

In 1993, Autotote made an additional advance to the Company of $325,000, as an inducement to the Company to consider entering into negotiations leading to further investment or other joint activity by Autotote in or with the Company. The Company and Autotote agreed that, if negotiations did not lead to such further investment or joint activity by April 30, 1993, then the repayment period of the original advance of $1.0 million would be accelerated in order that it would be completely repaid at the end of the twenty four month period commencing April 30, 1993. In January 1994, the Company granted Autotote the exclusive right to supply keno terminals and systems for Wonderland and Foxboro, in the event the Company is authorized by law to select such equipment, in exchange for the forgiveness of any current and future amounts owed by the Company in respect of either of the above advances. Accordingly, the Company reclassified $1,325,000 from notes payable to deferred revenue and will realize such deferred revenue over the remaining contract life of the current service agreement with Autotote.

6.   Commitments and Contingencies
     Pledges of BBRG Stock

As of December 31, 1995, the Company has pledged, or has committed to pledge, certain amounts of its shares of BBRG common stock as follows:

Approximately 336,000 shares were pledged in 1992 in connection with the Company's $2.0 million borrowing under its Term Note. An additional 65,000 shares have been committed in connection with the restructuring of the Term Note in 1995 (see Note 3); 40,000 shares were pledged in October 1994 and an additional 30,000 in November 1995, to collateralize two performance bonds for Wonderland Park and Foxboro Park, respectively, which bonds are required annually by the Mass State Racing Commission for all race tracks; approximately 33,333 shares were pledged in January 1994 and an additional 27,000 in 1995, in connection with the Company's $300,000 borrowing under its Promissory Note.

     45,000 shares have been pledged in connection with 284
     Newbury's Loan Restructure Agreement.

     88,000 shares have been pledged in connection with the Company's indebtedness under a margin agreement.

The Company currently owns approximately 673,000 shares of BBRG, representing approximately 18.5% of BBRG total shares.

Racing Licenses

In order to meet the requirements for renewal of racing licenses, the Company's racing subsidiaries must demonstrate, on an annual basis, that they are financially viable entities, capable of disposing of their obligations on a timely basis. Racing licenses have been granted for the 1996 calendar year.

Leases

Rent expense for facility leases for the years ended December 31, 1995, 1994 and 1993 was approximately $1,200,000, $1,200,000, and
$4,478,000 respectively (including $674,000 in l993 attributed to percentage rent in excess of base amounts). Future minimum payments relating to all operating leases at December 31, 1995 are as follows:

            Years                                Amount

             1996                               1,113,345
             1997                               1,159,342
             1998                               1,189,408
             1999                               1,210,702
             2000                               1,235,000
          Thereafter                           21,125,000
                  Total                       $27,032,797

Totalisator equipment rent (which is based on the handle per per-formance) of approximately $1,016,000, $974,000 and $692,000, in 1995,
l994, and l993 is not included in the above table since minimum payments cannot be determined.

Included in the above commitments are future minimum payments of approximately $26,975,000 for the Foxboro Park facility. Payments were scheduled to begin in January 1996 and continue through the year 2018. The Company is conducting operations at such facility under an agreement to lease and has been granted a rent-free period extending from 1992 through December 1995. The Company is recording rent on a straight line basis.

Litigation

The Company is involved in routine litigation from time to time.
There is no litigation currently pending for which the Company would be required, under Statement of Financial Accounting Standards 5, to adjust its consolidated results of operations
(see Note 4).

7.   Common Stock, Stock Option and Grant Plans

In October 1995, the Board of Directors approved and ratified the granting of non-qualified stock options granted in October, 1992. These options were granted to the Directors of the Company to purchase shares of common stock at an option price equal to the fair market value of the Company's common stock at the date the options were granted ($3.00 per share). In connection with the above options, the Company issued options to purchase 241,334 shares of the Company's common stock to Directors during the period 1992 through 1995.

The Company also has a Stock Grant Plan which is intended to reward key employees of the Company. The maximum number of the Company's nonregistered common shares which may be awarded under the plan shall not exceed an aggregate of 35,000 shares. At December 31, 1995, 17,950 shares had been awarded under the plan and are fully vested. These grants were awarded prior to 1985 at values ranging from $8.00 to $13.00 per share.

8.    Income Taxes

A summary of the provision for income taxes (including tax provisions applied to extraordinary items) in the accompanying consolidated statements of operations is as follows:

                               1995          1994        1993
   Federal -
       Current               $  -         $ 345,000  $2,092,000
       Deferred                 -             -        (325,000)
                                -           345,000   1,767,000
    State -
       Current                  -         1,070,000     692,000
     Deferred                   -             -        (101,000)
                                -         1,070,000     591,000
  Provision for income taxes
    after extraordinary item    -         1,415,000   2,358,000
  Provision for extraordinary
    item                        -         1,270,000       -
  Provision for income taxes
   before extraordinary item $  0        $  145,000  $2,358,000

The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes, as follows:

                                1995    1994    1993      1992
Statutory federal income
 tax rate                     (34.0%)  34.0%   (34.0%)   (34.0)%
State income tax, net of
 federal income tax
 benefit                         -      2.3      5.6       2.4
(Utilization) deferral of
 temporary items subject
 to valuation allowance        35.7   (43.4)      -         -
Alternative minimum tax          -     11.2       -         -
Parent company losses to
 which there is no tax
 benefit                         -        -     58.9      43.4
Excess tax gain over book on
 sale of BBRG stock              -     221.8     -         -
Utilization of carryforward
 losses                       ( 2.2 ) (212.4)    -         -
Other, including tax credits     .5       -      3.1       1.6
Income tax rate expense/
  (benefit)                     0.0%   13.5%    33.6%     13.4%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                     1995       1994       1993
                                          (in thousands)
ASSETS

Net operating loss carryforwards   $3,492      $2,858    $10,245
Capital loss carryforwards            -           -          229
Fixed assets                        1,284       1,599      1,952
Deferred compensation                 312         386        356
Reserve for capital assets            -           -          759
Miscellaneous operating reserves      748         438        323
Rent expense                        1,732       1,248        492
Alternative minimum tax credit        580         602         -
Capitalized expense                   170         234         -
Deferred assets of BBRG               -           -          777
  Gross deferred assets             8,318       7,365     15,133
  Valuation allowance              (6,280)     (4,991)   (14,356)
Net deferred assets                 2,038       2,374        777

 LIABILITIES

Miscellaneous liabilities          $   64    $    178         -
Investment in BBRG                  1,974       2,196         -
Deferred liabilities of BBRG          -           -      $ 1,661

Net deferred tax liabilities       $  0      $      0    $   884

The Company has fully reserved for all net deferred tax assets exclusive of those applicable to BBRG, as future realization of these assets is not determinable.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109. Accounting for Income
Taxes ("FAS 109") which requires a change from an income statement to a balance sheet approach to accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using current statutory tax rates.

 9.  Pension Plans and Retirement Benefits

The Company contributed $71,551 and $89,425 in 1995 and 1994, re-spectively to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totalled $101,528 and $135,372 in 1995 and 1994, respectively. Benefits under the plan maintained by the Company are provided by a group annuity contract purchased from an insurance carrier. Expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 1995 and 1994:

                                     1995            1994
Accumulated and projected
  benefit obligation-
   Vested                         $1,747,894      $1,730,678
   Nonvested                           5,718          34,989
                Total              1,753,612       1,765,667
Plan assets at fair value          1,313,459       1,178,215
Unfunded projected benefit
  obligation                         440,153         587,452
Unrecognized net transition
   obligation                       (255,451)       (298,027)
Unrecognized net losses             ( 10,217)       (122,433)
Adjustment for minimum liability     265,668         420,460
Adjusted accrued pension cost     $  440,153      $  587,452

Net periodic pension cost included the following components:

                                     1995     1994      1993

Service cost-benefits
  earned during the period      $  28,130 $  40,782  $ 41,116
Interest cost on projected
  benefit obligation              136,328   122,349   123,152
Actual return on plan assets     (211,832)   23,931  (118,049)
Net gain (loss) during the year,
  deferred for later recognition  112,549  (114,799)   32,029
Amortization of unrecognized net
  obligation                       42,576    42,576    42,576
Amortization of unrecognized
  net loss                                   12,654    15,493
    Net periodic pension cost   $ 107,751 $ 127,493  $136,317

Assumptions used in accounting at December 31 were:

                                  1995       1994      1993

        Discount rates            8.00%      8.00%      6.00%
     Expected long-term rate of
             return on assets     8.50%      8.50%      7.50%

Included in accounts payable and other accrued expenses is approxi-mately $440,000 which reflects the unfunded accumulated benefit obligation, as detailed in the table above. This includes an accrued pension cost of approximately $175,000 and an additional minimum liability of approximately $265,000. Approximately $255,000 of the $440,000 is offset by an intangible asset which reflects unrecognized prior service cost accumulated (including any unrecognized net transition obligation). The remaining balance of the $440,000, or approximately $175,000, has been recognized in the Company's statements of operations since adoption of SFAS #87.

The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment. Deferred tax benefits have been recorded for these costs which are deductible for tax purposes when paid.

Expense for all retirement plans of the Company for the years ended December 31, 1995, 1994, and 1993, was approximately $409,000,
$404,000, and $387,000, respectively.

10.  Business, Operations and Segment Information

Prior to 1994, the Company operated in two industries, restaurant operations and parimutuel racing. In 1994, the Company's investment in the restaurant subsidiary decreased to 18.5% (see Note 12). As a result, the restaurant subsidiary is not consolidated with the Company after 12/31/93. Business, operations and segment information is therefore only shown for 1993. Revenues from restaurant operations include revenues derived from the sale of food and beverages at Wonderland Park. Racing division operating income includes rental income derived from charges to the restaurant division for the concession operations at Wonderland Park. Operating profit represents total revenue by segment less operating expenses. Income from operations does not include other income (expenses) or income taxes. Assets allocated to each segment are based upon specific identification of such assets provided by Company records. Assets not so identified represent primarily working capital items and other corporate investments.
PAGE

The following segment information is presented for the year
ended December 31, 1993:
                                      1993
Operating revenue:
  Restaurant division             $ 77,168,236
  Racing division                   31,925,492

      Total                        109,093,728

Operating income (loss):
  Restaurant division                4,465,929
  Racing division                   (3,540,315)

      Total                            925,614

Identifiable assets:
  Restaurant division               38,364,000
  Racing division                   18,685,948
      Total identifiable
        assets                      57,049,948
  Corporate assets                   5,671,742
      Total assets                  62,721,690

Depreciation and
  amortization:
  Restaurant division                3,939,744
  Racing division                    1,264,124
  Corporate assets                     381,841

      Total                          5,585,709

Additions to property, plant
  and equipment, including
  construction:
  Restaurant division                7,026,000
  Racing division                      256,688
  Corporate assets                       3,727

      Total                       $  7,286,415

11.  Gain on Sale of Real Property

In December 1994, the Company and Revere Realty collectively sold fifteen acres of excess land located in Revere, MA to a third party for $3,705,000. The Company owned nine of the fifteen acres and held a mortgage of approximately $1.6 million on the remaining six acres, which were owned by Revere Realty. The selling price was allocated between the fifteen acres based on terms negotiated between the Company and Revere Realty.

The Company used $1.0 million of the proceeds it received to satisfy a portion of its indebtedness to the MSCGAF Realty Trust and approximately $62,000 to satisfy interest due. The Company also used approximately $1.6 million to satisfy outstanding real estate taxes due to the City of Revere. Approximately $250,000 of the remaining proceeds have been held in escrow to pay for the upgrading of the remaining parking areas at Wonderland.

Of the total proceeds, $300,000 was advanced by the purchaser in the form of a Promissory Note. In conjunction with the note, a portion of the sales price in the amount of $300,000 was contingent upon the buyer obtaining certain permits for construction. The proceeds from this contingent payment are to be used to extinguish the obligation on the related loan. During August 1995, the buyer received the applicable permits and the Company is seeking relief of this obligation. The Company realized a pre-tax gain of approximately $1.1 million on the sale of the land and recorded other income of approximately $.6 million related to the repayment of the Revere Realty indebtedness, for interest due and the recovery of amounts previously written off.

On May 4, 1993, BBRG sold to the Florida Department of Transportation the property occupied by the Company's restaurant in Stuart, Florida for $4,700,000. The pre-tax gain from the sale of the restaurant was approximately $1,202,000.

In June 1993, Westwood 755 sold a multi-story retail and office building located in Boston, MA for $1,620,000. As a result of the sale, Westwood 755 recognized a loss on disposition of approximately $512,000.

12.  Investment in Affiliate

During 1994, the Company and BBRG have jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company (see Notes 3 and 16). Accordingly, the Company's investment in BBRG for the year ended December 31, 1995 and 1994 has been accounted for under the equity method.

The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the years ended December 31, 1995 and December 25, 1994.

Financial Information     December 31,        December 25,
(In thousands)                1995                1994
Balance sheet data
  Current assets            $ 5,236             $ 4,387
  Noncurrent assets          40,864              31,510
  Current liabilities        13,363               6,315
  Noncurrent liabilities      8,010               4,213
  Net equity                 24,727              25,369
                                       Year Ended
                          December 31,        December 25,
                            1995                  1994
Earnings data
  Net sales                $93,496               $85,831
Gross profit                67,516                11,479
Income from
   continuing operations    (2,810)                  501
  Net income                (2,810)                  501
Company's equity in
    net earnings of BBRG  $  (552)             $    115

13.  Investment Gains (Losses)

Investment gains and losses are summarized as follows:

                            1995        1994         1993
  Gain on exchange/sale
     of investment in
     subsidiary               -      $4,251,961        -
  Realized net gains
     on sales
     of investments           -         147,474        -
  Unrealized net
    losses on in-
    vestments held            -            -        $(772,000)

                        $     -      $4,399,435     $(772,000)

In 1994, the Company realized an investment gain of approximately $4,252,000 related to the exchange of 887,000 shares of BBRG common stock for 98.6% of the Company's Notes. Other net gains on investments in 1994, are attributable to the sale of certain marketable securities.

During 1993, the Company recorded a reserve of approximately $772,000 related to a note receivable, and accumulated interest, due from a real estate limited partnership (See Note 14).

14.  Investment in Partnership

During 1989, the Company purchased a 32% limited partnership interest in a partnership which owns land and an office and retail building.
The purchase price was $3,500,000 in cash. The Company also loaned the partnership an aggregate amount of $635,000, including a $560,000 note which bears interest at 14.25% per annum and was due on March 24, 1991. The Company's limited partnership interest was subsequently increased in l989 to 60%. The purchase price for this additional interest was $1,500,000.

The Company historically accounted for this investment under the equity method since it did not control the operations of the partnership. During 1992, the Company determined that the carrying value of its investment in the partnership had been permanently impaired. Accordingly, the Company recorded a write-down of its investment in the partnership from $4,369,000 to zero (excluding the $635,000 loan to the partnership detailed below) (see Note 13). In February 1993, the Company accepted a new note from the partnership in the principal amount of $635,000, in full discharge of the principal balance of $560,000 outstanding on the existing note and of $75,000 outstanding under a loan from the Company. The new note bears interest at a minimum rate of 16%, matures in May 2008, and is senior to all debt other than the first mortgage. In December 1993, the Company determined that the carrying value of the new note had been permanently impaired. As a result, the Company reserved the new note during 1993, recording a loss of $772,000, including interest accumulated to date (See Note 13).

15.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 1995 and 1994 consisted of the following:

                                    1995             1994

Accounts payable, trade         $ 2,349,256      $ 2,675,723
Accrued interest                  1,592,000        1,691,341
Accrued lease obligations
   and occupancy costs            5,700,347        3,704,800
Other accrued expenses            5,302,803        4,746,780
                                $14,944,406      $12,818,644

16.  Transactions with Officers, Employees and Related Parties

In May 1994, the Company purchased all restaurant and concession operations at both facilities, Wonderland and Foxboro, from BBRG for a sales price of $770,000, including goodwill of $720,000. Included in the term note of $970,000 was additional amounts owed to BBRG for costs incurred under the Cross Indemnification agreement amounting to $200,000.

BBRG Operating, Inc., a subsidiary of BBRG, entered into a lease for 7,888 square feet of restaurant space in Boston, Massachusetts with 284 Newbury Street Trust, a trust for the benefit of 284 Newbury, Inc., a subsidiary of the Company. The primary lease term expires on September 30, 2001, but may be extended by the tenant for an additional ten year term. The lease provides for annual rent equal to the higher of $200,000 and 7 1/2% of sales, with the annual rent in no event to exceed $240,000. The tenant is also responsible for utilities, maintenance and taxes.

BBRG also leases approximately 9,000 square feet of office space in Boston, Massachusetts from 284 Newbury Street Trust. The lease expires on September 30, 2002 and provides for annual rent of $140,000. BBRG is also responsible for utilities, maintenance and taxes. The landlord was responsible for $225,000 of the cost of the build out of the premises, with this amount being deducted from monthly rent payments on a pro rata basis over a two-year period.

For the period of November 1993 through February 1995, the Company engaged the professional services of a former Director of the Corporation to assist in the financial and operational reorganization of the Company. Fees paid in 1995 and 1994 for these services amounted to approximately $36,000 and $456,000, respectively.

The Company received payments of $80,000 in January 1995, $188,675 in 1994, and $225,000 in 1993 as repayments on a note receivable from Charles Sarkis, the Company's Chairman and majority stockholder. At December 31, 1995 and 1994, the aggregate amounts of loans outstanding to officers/stockholders (excluding the note receivable from Revere Realty) was $490,227. The loans are payable on demand and bear interest at the prime rate of one of the Company's lending banks plus 1.5% per annum. Notes receivable and related interest, in the amount of $316,073 and $301,551 have been classified as an offset to stockholders' equity at December 31, 1995 and 1994, respectively. Interest receivable, exclusive of the amount recorded in equity, at December 31, 1995 and 1994 was $110,066 and $91,882, respectively.

In 1991, the Company sold certain real estate for $585,120, its original cost, to an employee of the Company who is currently an officer of BBRG. The employee assumed a mortgage loan of $486,710 that was guaranteed by a subsidiary of the Company, and issued a promissory note of $98,410 to the Company. In l992, the Company wrote off $38,410 of the promissory note. The promissory note is due August 2001 and bears interest at 8% per annum. In March 1994, the Company received a foreclosure notice from the bank that holds the mortgage. The outstanding amount of principal and interest under the mortgage was approximately $500,000. In June 1994, the Company agreed to pay the lender $20,000 in return for the release of its guarantee. Payments were made over a period of four months and the Company was released from its guarantee in 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                  PART III

     Item 10.  Directors and Executive Officers of the Registrant

                                 Director

Name                    Age     Since     Position

Charles F. Sarkis       56      1978   Chairman of the Board

Richard P. Dalton       48      1978   President, Chief
                                       Executive Officer,
                                       Director

A. Paul Sarkis          29      1995   Executive Vice President,
                                       Director

Richard G. Egan, Jr.    33      1995   Vice President of Finance,
                                       Treasurer, Secretary and
                                       Chief Financial Officer

Anthony V. Boschetto    32      1995   Controller, Asst.
                                       Secretary

Francis J. Feeney       37      1995   Asst. Secretary

Jon M. Baker            53      1987   Director

Paul J. DiMare          53      1987   Director

Charles F. Sarkis has served as Chairman of the Board since 1978. He was Chief Executive Officer of the Company from 1978 to 1992 and President from 1984 to 1992. He has been Chairman of the Board, President and Chief Executive Officer of Back Bay Restaurant Group, Inc. (restaurant holding company), formerly a wholly-owned subsidiary of the Company, for more than six years. He also has been Chief Executive Officer of Sarkis Management Corporation (restaurant management).

Richard P. Dalton has served as President and Chief Executive Officer of the Company since 1992. He served as Executive Vice President of the Company from 1988 to 1992 and Chief Operating Officer from 1989 until 1992. He was Vice President from 1984 until 1987; Chief Financial Officer from 1988 to 1989; Treasurer from 1974 to 1989; Assistant Secretary since 1984; and General Manager from 1981 to 1983. Mr. Dalton is also a director of Back Bay Restaurant Group, Inc.

A. Paul Sarkis was elected Executive Vice President and Director on October 24, 1995. Mr. Sarkis was Corporate Director of Development from 1993 to 1995 and Financial Analyst from 1990 to 1993.

Richard G. Egan, Jr. was elected Vice President of Finance, Treasurer, Secretary and Chief Financial Officer on October 24, 1995. Prior to that time, Mr. Egan was Accounting and Financial Officer at Copley Real Estate Advisors and was previously a manager at Price Waterhouse.

Anthony V. Boschetto was elected Controller and Asst. Secretary on October 24, 1995. Prior to that time, Mr. Boschetto was Treasurer and Controller for Boston Bagel Inc. and was previously an associate of Laventhol & Horwath for many years.

Francis J. Feeney was elected Asst. Secretary on October 24, 1995. Mr. Feeney is an associate of the law firm, Hutchins, Wheeler & Dittmar.

Jon M. Baker has been Chairman of the Board and sole proprietor of the Baker Companies (implementation and administration of executive benefits programs) since January 1990. Prior to that time, he was a principal in the firm of Baker & Lander Insurance Agency, Inc.
(implementation and administration of executive benefit programs) for more than five years.

Paul J. DiMare has been President of DiMare Homestead, Inc.
(agricultural processing and packaging) and DiMare Management Corp. (agricultural management and marketing) for over six years. He also is a director of First National Bank of Homestead, Florida.

     Mr. A. Paul Sarkis, currently an Executive Vice President of the Company and director of the Company, is the son of Charles F. Sarkis, the Chairman of the Board of Directors. All of the directors and executive officers are citizens of the United States. There are no arrangements or understandings between any of the directors or executive officers of the Company and any other person pursuant to which such director or executive officer was or will be selected as a director or officer of the Company. Each of the executive officers of the Company holds office at the pleasure of the Board of Directors.

     The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board has no nominating committee. The Audit Committee is comprised of Messrs. Baker and DiMare and the Compensation Committee is comprised of Messrs. Baker & DiMare. Both of these committee members are non-employee Directors.

Item 11.  Executive Compensation

     Summary Compensation Table - The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three years ended December 31, 1995, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000. During 1993 through 1995 there were no compensation awards of; Restricted Stock Awards, Options/SARS, LTIP Payouts and any other compensation.

     Certain executive officers of the Company also received cash compensation from BBRG in respect of their responsibilities as executive officers of BBRG. Such compensation is excluded from the following table.



Name and                                         Other
Principal                                        Annual
Position             Year   Salary    Bonus   Compensation

Charles F. Sarkis
  Chairman of the   1995   $200,000      -         -
  Board             1994   $200,000      -         -
                    1993   $275,000      -         -
Richard P. Dalton
  President and
  Chief Executive   1995   $180,000      -         -
  Officer           1994   $180,000      -         -
                    1993   $180,000      -         -

        In connection with the Offering, BBRG entered into a three-year employment agreement dated as of January 16, 1992 with Mr. Sarkis with respect to his employment as President and Chief Executive Officer of BBRG. The term of agreement will continue from year to year after its initial term unless either party terminates the agreement. Under this agreement, Mr. Sarkis agreed to devote the preponderance of his business time to the performance of his duties as BBRG's President and Chief Executive Officer. BBRG acknowledged that Mr. Sarkis may hold various management positions with the Company and agreed that Mr. Sarkis may devote an amount of his business time to the Company as he deems appropriate to perform his duties competently. Mr. Sarkis' base compensation under the agreement is $200,000 per year and may be adjusted from time to time by BBRG's board of directors.

          In October 1992, Mr. Sarkis resigned as President and
Chief Executive Officer of the Company in order to devote more attention to BBRG. Mr. Sarkis remains as the Chairman of the Board of the Company. In 1993, the Compensation Committee of the Board of Directors of the Company reduced the annual base salary of Mr. Sarkis from $500,000 to $200,000 to reflect his reduced responsibilities to the Company.

     Compensation Committee Interlocks and Insider Participation - During the years ended December 31, 1994 and 1993, Mr. Dalton served as an executive officer of the Company and as a member of the Compensation and Benefits Committee of the Board of Directors of BBRG, and Mr. Sarkis served as an executive officer of BBRG and as Chairman of the Board of the Company.

     Remuneration of Directors - The Company pays to each nonemployee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Committee meeting attended. It has been the Company's practice to grant options to acquire 12,500 shares of Common Stock to each Director at an option exercise price equal to the fair market value per share of the Company's Common Stock at the date the options are granted.

     Compensation Plan - The Company has adopted a compensation plan for the fiscal years 1995, 1996 and 1997. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus up to 5% of income before income taxes will be available to reward an employee's individual performance. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors.

     In addition, a special transaction bonus is available in the event the Chairman initiates and/or negotiates an extraordinary transaction to enhance shareholder value, including a merger, sale, acquisition or joint venture. The transaction bonus is equal to 2% of the value of any such transaction.

     As of December 31, 1995, no bonus had been paid or accrued based upon the operating results of the Company.

     Stock Grant Plans - The Company has in effect two Stock Grant Plans with respect to its Common Stock which are designed to reward key employees of the Company for significant prior services rendered to the Company which have been of value over and above the cash and other forms of compensation previously paid to such employees. The Stock Grant Plans are administered by the Compensation Committee of the Company. The awarding of stock grants pursuant to the Stock Grant Plans is performed by the Board of Directors who take into consideration, among other things, the grantee's level of responsibility, quality of performance and future potential at the time of the award. The aggregate maximum number of shares of Common Stock which may be awarded under the Plans may not exceed 35,000 and 40,000, respectively of which 17,950 and none, respectively had been awarded as of December 31, 1995. No stock grants were awarded during the year ended December 31, 1995.

     Stock grants made under the Stock Grant Plans are subject to several restrictions. If the grantee's employment is terminated for any reason other than death, disability or retirement, the grantee forfeits to the Company a portion of the shares awarded in accordance with the following schedule:

               Years Elapsed
               from Date of                  Percentage
                 Grant at                     of Shares
                Termination                   Forfeited
               of Employment                 by Employee

               Less than 1                       100%
                    1                             80
                    2                             60
                    3                             40
                    4                             20
                5 or more                          0

     In addition, the Company has the right of first refusal at a purchase price no greater than the book value of the shares in the event the grantee seeks to sell or transfer awarded shares that are no longer subject to forfeiture. The Stock Grant Plans also provide that, in the event of termination of the grantee's employment for any reason, the Company has the right to repurchase shares of Common Stock no longer subject to forfeiture at their book value measured as of the Company's last calendar quarter balance sheet. In addition to stock grants awarded pursuant to the Stock Grant Plans, the Company may also award to the grantee an amount in cash sufficient to pay the tax liability of the grantee arising from the stock grant and cash award.

     The 1984 Incentive Stock Option Plan - The Company had in effect the 1984 Incentive Stock Option Plan which permitted the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase up to 75,000 shares of the Company's Common Stock to key employees (including full-time management and administrative personnel) of the Company and its
subsidiaries.   Such plan terminated in March, 1994 and there are no
options outstanding under such plan.

     Stock Option Agreements - During 1995, The Company awarded to Directors and Former Directors of the Company, non-qualified stock options to purchase 241,334 shares of the Corporation's common stock at an exercise price of $3 per share. Pursuant to the Director Non-qualified Stock Option Agreement and the Former Director Non-qualified Stock Option Agreement, the options terminate 10 years from date of grant.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values - The following table shows the total number of unexercised options held at December 31, 1995. There are no unexercised in-the-money options at the fiscal year end. No options were exercised in the fiscal year ended December 31, 1995.

                           Number of Securities
                          Underlying Unexercised
                      Options at Fiscal Year-End (#)
   Name                Exercisable    Unexercisable

Charles F. Sarkis        75,000            -

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

   (a)  Security Ownership of Certain Beneficial Owners of Common
         Stock

     The following table sets forth certain information, as of March 7, 1995, with respect to the beneficial ownership of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

                                 Amount and Nature
  Name and Address                  of Beneficial        Percent
of Beneficial Owner                  Ownership (1)       of Class

Directors and Officers:

Jon M. Baker                           39,309(2)           2.6%
The Baker Companies
62 Walnut Street
Wellesley, MA 02181

Richard P. Dalton*                     40,100(3)          2.65%
The Westwood Group, Inc.
190 VFW Parkway
Revere, MA 02151

Paul J. DiMare                        143,900(4)           9.5%
P.O. Box 900460
Homestead, FL  33090


A. Paul Sarkis                         41,109(5)           2.71%
Back Bay Restaurant Group, Inc
284 Newbury Street
Boston, MA 02115

Charles F. Sarkis*                    883,416(6)          58.33%
Back Bay Restaurant Group, Inc.
284 Newbury Street
Boston, MA 02115

All Directors and Officers as a
   group (eight persons)             1,147,834            75.79%

Holders of more than 5%, not included above
None

* Messrs. Sarkis and DiMare each beneficially owns over five percent of the outstanding Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days, including by conversion of such stockholder's shares of Class B Common Stock into shares of Common Stock or by exercise of options. For purposes of this table, any shares of Common Stock not outstanding which are subject to such a right of, or such options or conversion privileges held by, a person or group are deemed to be outstanding for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.


(2) Includes 5,475 and 7,500 shares held of record by Baker
     Insurance  Agency, Inc. Profit Sharing Plan and Money
     Purchase Plan, respectively, over which Mr. Baker has voting and investment power, and presently exercisable options to purchase 26,334 shares.

(3) Includes presently exercisable options and grants to purchase
  27,750 shares.

(4) Includes 92,500 shares held of record by DiMare Homestead
     Inc. over which Mr. DiMare has voting and investment power, and presently exercisable options and grants to purchase
     40,600 shares.

(5) Includes presently exercisable options to purchase 25,000 shares.

(6) Consists of 804,616 shares issuable upon conversion of shares of Class B Common Stock beneficially owned by Mr. Sarkis, as well as presently exercisable options and grants to purchase 78,800 shares. Does not include 6,750 shares of common stock or 2,900 shares of Class B Common Stock held by Mr. Sarkis' wife; Mr. Sarkis disclaims beneficial ownership of such shares. See Note (2) to table below showing beneficial ownership of Class B Common Stock.

(7) Includes presently exercisable options and grants to purchase
    198,484 shares and 820,725 shares issuable upon conversion of all shares of Class B Common Stock, held by all Directors and officers as a group.

(b) Security Ownership of Certain Beneficial Owners of
    Class B Common Stock

     The following table sets forth certain information, as of March
7, 1995 with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock.
Such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them. Each stockholder of Class B Common Stock is entitled to ten votes for each share of Class B Common Stock registered in his name on the Company's records.

                          Shares of Class B
Name and Address             Common Stock         Percent
of Beneficial Owner    Beneficially Owned (1)     of Class

Charles F. Sarkis           804,616(2)             88.2%
Back Bay Restaurant
  Group, Inc.
284 Newbury St.
Boston, MA 02116

A. Paul Sarkis               16,109                 1.8%
Back Bay Restaurant
  Group, Inc.
284 Newbury St.
Boston, MA 02116


All Directors and           820,725(2)               90%
 Officers as a
Group (seven persons)


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days. For purposes of this table, any shares of Class B Common Stock not outstanding which are subject to such a right of a person or group are deemed to be out-standing for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.

(2) Includes shares held by Sarkis Management Corporation which
     is wholly-owned by Mr. Sarkis.   Does not include
     93,754 shares held by Mr. Sarkis' six adult children; Mr.
     Sarkis disclaims beneficial ownership of such shares.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1995, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 13.  Certain Relationships and Related Transactions

     The following is a summary of certain agreements between the Company and BBRG, formerly a wholly-owned subsidiary of the Company in which the Company now holds approximately an 18.5% equity interest, that were entered into or formalized in connection with the initial public Offering:

     Concessions Agreement -- Wonderland and BBRG entered into a concessions agreement (the "Concessions Agreement") which formalized an arrangement in effect since 1980 pursuant to which BBRG continued to operate two full-service restaurants, a sports bar and two food courts at Wonderland Park. BBRG also received revenues from parking, program sales, and rentals of box seats. BBRG employees did not conduct the parking or program sales operations. The Agreement was terminated in May 1994, in connection with the purchase by the Company of the concessions operations at Wonderland (see Note 17 of Notes to Consolidated Financial Statements).

     Under the Concessions Agreement, Wonderland received (i) a fee calculated on the basis of the number of daily attendees at the racetrack and (ii) 10% of Clubhouse Dining Room revenues, 25% of sports bar, pub and food court revenues and 10% of tobacco revenues. Wonderland was responsible for and provided maintenance, security, trash removal services, heat, electricity, water, air conditioning and telephone services for Wonderland Park, including the restaurants and concession facilities at no charge to BBRG. BBRG was responsible for the recruitment, training and compensation of all food service personnel and for the procurement of and payment for all food, beverages, liquor, disposables and cleaning supplies. BBRG also was required to maintain insurance in specified amounts and agreed to indemnify Wonderland against all claims for personal injuries arising out of BBRG's performance under the Concessions Agreement.

     Amended and Restated Cross Indemnification Agreement -- The Company and BBRG entered into an Amended and Restated Cross Indemnification Agreement (the "Cross Indemnification Agreement") pursuant to which BBRG agreed generally to indemnify the Company against substantially all liabilities relating to the business of BBRG as has been conducted, including claims arising from the Company's guarantee of the lease obligations of certain of BBRG's subsidiaries, but excluding tax liabilities, which were addressed in the Tax Sharing Agreement (as defined below). The Company agreed to indemnify BBRG against substantially all liabilities relating to the business of the Company and its subsidiaries (other than the business of BBRG) excluding tax liabilities, which were addressed in the Tax Sharing Agreement. The Company also agreed to indemnify and hold BBRG harmless against losses that it incurred in connection with certain potential liquor liability claims. In addition, the Company agreed to indemnify BBRG against any losses, damages, costs, expenses, penalties and liabilities arising from the operation of certain restaurants in Florida which have been closed. The agreement was terminated in March 1995.

     Tax Sharing Agreement -- Prior to the closing of the Offering, BBRG and its subsidiaries were included as members of the Company's affiliated group of corporations which files a consolidated United States federal income tax return (the "Consolidated Group"). Upon the consummation of the Offering, the Company and these subsidiaries were no longer qualified as members of the Consolidated Group for federal income tax purposes. The Company and BBRG have entered into an Amended and Restated Tax Sharing and Indemnification Agreement (the "Tax Sharing Agreement").

     Under the Tax Sharing Agreement, the Company will indemnify BBRG with respect to all federal and state income tax liabilities or obligations in respect of all tax periods prior to the closing of the Offering, but only to the extent such tax liabilities or obligations exceed the sum of (i) $350,000 for all periods ending on or before December 29, 1991, and (ii) all federal and state income tax liabilities accrued in the ordinary course of business for the year in which the Offering occurred. The Company will indemnify BBRG with respect to any tax liabilities incurred in connection with the reorganization that occurred in preparation for the Offering. The Company will be under no obligation to indemnify BBRG for any other tax liability.

     BBRG will indemnify the Company for all taxes, liabilities or obligations allocated or attributed to BBRG and paid by the Company for all periods other than those taxes arising in connection with the reorganization. BBRG's obligation to indemnify the Company for any such income taxes is limited to the sum of (i) $350,000 for all periods ending on or before December 29, 1991 and (ii) all federal and state income taxes accrued in the ordinary course of business for the year in which the Offering occurs. The Tax Sharing Agreement also will provide that BBRG will assign to the Company all refunds of taxes for which the Company indemnifies BBRG. The Tax Sharing Agreement also will provide that the Company generally will direct any audit, legal or administrative proceedings concerning any tax matters for which the Company has indemnified BBRG or with respect to any refund to which the Company is entitled.

     Each member of the Consolidated Group has joint and several liability with respect to the federal income tax liability of the Consolidated Group. Thus, if the Company fails to meet its indemnification obligations under the Tax Sharing Agreement, BBRG could be liable for federal income taxes incurred by any member of the Consolidated Group for all years through the end of the year during which the deconsolidation occurred. In addition, the Company entered into the following leases and other real estate arrangements with BBRG:

     In addition, the Company entered into the following leases and other real estate arrangements with BBRG.

     (a)  The Westwood Newbury Restaurant, Inc., a subsidiary of
BBRG, entered into a lease, which was amended on July 1, 1993, for 7,888 square feet of restaurant space in Boston, MA with 284 Newbury Street Trust, a trust for the benefit of 284 Newbury Inc., a subsidiary of the Company. The lease, which expires on September 30, 2011, provides that the annual rent is the higher of $200,000 and 7.5% of revenues earned by the restaurant up to a maximum annual rent of $240,000, and that BBRG is responsible for utilities, maintenance and taxes. The lease does not provide for the payment of minimum rent.
The lease reflects, in all material respects, the arrangement that existed between these parties prior to the Offering.

     (b) In December 1991, Boraschi, which is now a wholly-owned subsidiary of BBRG entered into a lease which formalized a prior leasing arrangement for 14,427 square feet of restaurant space in Boston, MA with Mr. Sarkis who beneficially owns this property. The lease, which expires on September 30, 2006, provides that the annual rent is $300,000 and that Boraschi is responsible for utilities, maintenance, insurance and taxes. The lease reflects, in all material respects, the arrangement between Boraschi and Mr. Sarkis that existed prior to the Boraschi Merger.

     (c) BBRG entered into a lease for approximately 9,000 square feet of executive office space in Boston, Massachusetts with 284 Newbury Street Trust, a trust for the benefit of 284 Newbury Inc., a subsidiary of the Company. The lease, which commenced on July 1, 1993 with the amendment of the lease, and expires on September 30, 2002, provides that annual rent is $140,000. This amount of annual rent approximates the rent paid by BBRG in prior periods. Under the amended lease, BBRG is allowed to deduct from monthly rent the costs associated with preparing the space for occupancy, amounting to $225,000, over a 24 month period beginning October 1, 1993.

     (d) The Company has guaranteed the obligations of certain of BBRG's subsidiaries under five leases for restaurant space with unaffiliated third parties. The aggregate annual base rent guaranteed by the Company under these leases was approximately $625,000 at December 31, 1992. Pursuant to the Cross Indemnification Agreement (as defined below), BBRG will indemnify the Company for any amounts that are paid under such guarantees.

     Revere Realty

     On December 31, 1990, Revere Realty Group, Inc., a company owned by Mr. Dalton purchased certain real property from the Company for $1,856,000 consisting of $278,400 in cash and a note receivable of $1,577,600. The note accrues interest at the rate of 10% per annum and is due in quarterly installments of approximately $46,000 commencing March 31, 1991 with the entire unpaid balance of principal and interest to be paid in full on December 31, 1995. The note is secured by an mortgage on the property sold, an assignment of the proceeds of an expected lease on the property and Mr. Dalton's guaranty. The Company recorded a pretax gain of approximately $1.3 million in connection with this transaction.

     In December 1994, the Company and Revere Realty collectively sold fifteen acres of excess land located in Revere, MA to a third party for $3,705,000. The Company owned nine of the fifteen acres and held a mortgage of approximately $1.6 million on the remaining six acres, which were owned by Revere Realty. The selling price was allocated between the fifteen acres based on terms negotiated between the Company and Revere Realty. The proceeds allocated to Revere Realty were used by Revere Realty to satisfy its indebtedness to the Company. The Company used a portion of the proceeds it received to satisfy a portion of its indebtedness to the MSCGAF Realty Trust and to satisfy outstanding real estate taxes assessed by the City of Revere.

     Other Related Transactions

     In November 1992 the Company engaged the professional services of a related party to assist management in the planning and execution of a financial and operational reorganization of the Company, exclusive of its Restaurant Division. One of the principals of the related party was a member of the Board of Directors of the Company.

     Fees paid in 1995 and 1994 for these services amounted to $36,000 and $456,000, respectively.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)  Financial Statements

     Included under Item 8 in Part II of this report:
     Report of Independent Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity (Deficit)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules
     All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  Exhibits

     3.1  Certificate of Incorporation of the Company (1).
     3.2 Amendment, dated May 15, 1987, to the Certificate of Incorporation of the Company (8).
     3.3  Bylaws of the Company (1).
     4.1 Indenture, dated as of August 15, 1987, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company's Subordinated Notes (2).

     4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust Company, as trustee (8).
     4.3 Warrant Agreement, dated as of August 15, 1987, between the Company and Drexel Burnham Lambert, Inc. (2).
    10.2  Stock Grant Plan (2).
    10.3  Nonqualified Stock Option Plan (2).
    10.7 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 103 - Electrical Workers, dated November 12, 1986 (2).
   10.16  1984 Incentive Stock Option Plan (9).
   10.18  Retirement arrangement with James F. Kelly (9).

   10.19 Contract of Limited Partnership of Boylston 745 Limited Partnership, dated March 24, 1989 (10).
   10.22 Loan Agreement, dated August 17, 1989, relating to the purchase of a building in Boston, Massachusetts, together with a mortgage note and mortgage and security agreement (10).
   10.32 Agreement, dated December 27, 1990, relating to the sale of real property in Revere, Massachusetts, together with related commercial real estate promissory note, personal guaranty and mortgage deed and security agreement (12).
   10.39 Cross Indemnification Agreement dated as of February 7, 1992 between Back Bay Restaurant Group, Inc. and The Westwood Group, Inc. (13).
   10.40 Amended and Restated Tax Sharing and Indemnification Agreement dated as of March 12, 1992 between The Westwood Group, Inc. and Back Bay Restaurant Group, Inc. (13)

   10.41  Lease dated January 10, 1992 between The Westwood
            Newbury Restaurant, Inc., a subsidiary of Back Bay Restaurant Group, Inc. and 284 Newbury Street
            Trust. (13)
   10.43  Lease dated January 10, 1992 between Back Bay
            Restaurant Group, Inc. and 284 Newbury Street
            Trust.  (13)
   10.44 Concession Agreement dated as of March 6, 1992 between Wonderland Greyhound Park, Inc., The Westwood Group,
            Inc. and Back Bay Restaurant Group, Inc. (13)
   10.45  Letter Agreement dated January 16, 1992 between Back
            Bay Restaurant Group, Inc. and The Westwood Group,
            Inc. (13)
   10.49 Loan Agreement dated May 15, 1992, in connection with a loan from the MSCGAF Realty Trust, together with a promissory note and a mortgage and security agreement. (15)
   10.50 Term Loan Agreement, dated August 24, 1992, in connection with a loan from First Trade Union
            Savings Bank, FSB, together with a term promissory note, a pledge and security agreement and with a Modification Agreement, dated August 27, 1992. (15)
   10.51 Term Note, dated September 9, 1992, in connection with the refinancing of a purchase money mortgage on a building in Boston, Massachusetts, together with a mortgage financing statement and security agreement. (15)

   10.52 Creditor Trust and Settlement Agreement dated September 29, 1992, in connection with a settlement with certain trade creditors, together with a promissory note and a creditors trust security agreement. (15)
   10.53 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992. (15)
   10.54 Notice of Sales Agreement, dated February 8, 1993, in connection with a sales agreement entered into jointly by the Company and a related party to sell, collectively, certain parcels of land owned severally by the Company and such related party, together with a joinder and a sales agreement. (15)
   10.55 Forbearance Agreement, dated April 5, 1993, in connection with the mortgagee of a building owned by the Company in Boston, Massachusetts, together with a subordinated unconditional guarantee. (15)
   10.56 Management Agreement, dated May 27, 1992, between the Company and its 42.9% owned subsidiary, BBRG, in connection with services to be provided by BBRG to the Company. (15)
   10.58 Contract dated November 20, 1992, in connection with services to be provided to the Company by an entity of which a Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993. (15)
   10.59 First Amendment of Lease dated July 1, 1993 between Back Bay Restaurant Group, Inc. and 284 Newbury Street Trust (16).

   10.60 First Amendment of Lease dated July 1, 1993 between The Westwood Newbury Restaurant, Inc. and 284 Newbury Street Trust (16).
   10.61 Letter Agreement dated January 6, 1994 in connection with an exclusive service contract (16).
   10.62 Collective Bargaining Agreement between the Company and United Food and Commercial Workers' Union, Local 1445 AFL-CIO, CLC, dated June 1, 1993 (16).
   10.63 Collective Bargaining Agreement between the Company and Local 25-Teamsters, effective January 1, 1993 (16).
   10.64 Purchase and Sale Agreement dated December 14, 1993 between Back Bay Restaurant Group, Inc. and The Westwood Group, Inc. (16).
   10.65 Termination Agreement dated December 14, 1993 between Back Bay Restaurant Group, Inc. and The Westwood Group, Inc. together with a termination of employee and administrative services agreement, a termination of amended and restated tax sharing and indemnification agreement, an amended and restated cross-indemnification agreement and a mutual release
            (16).
   10.66 Letter of Intent dated March 8, 1994 from The Westwood Group, Inc., Back Bay Restaurant Group, Inc., John Hancock Mutual Life Insurance Company and Fidelity Management & Research Company, on behalf of funds managed by it, defining the terms under which an exchange for the Company's 14.25% Subordinated debentures would take place (16).

   10.67 Loan Restructuring Agreement, dated as of July 1, 1993, between certain subsidiaries of the Company and the MSCGAF Realty Trust, in connection with the restructuring of $4,500,000 Term Loan, together with Exhibits A through F of such agreement (16).
   10.68 Settlement and Debt Forgiveness Agreement between The Westwood Group, Inc. and each Noteholder of the Company's 14.25% Subordinated Notes due August 15, 1997 (17).
   10.69 Exchange Form Restructuring of the 14.25% Subordinated Notes due 1997 of The Westwood Group, Inc. (17).
   10.70 Loan Restructure Agreement, dated October 31, 1994, between certain subsidiaries of the Company and Winter Hill Federal Savings Bank, in connection with the restructuring of a $4.3 million loan, together with an amendment to mortgage note (18).
   10.71 Amendment, dated December 16, 1994, to Loan Restructuring Agreement between certain subsidiaries of the Company and the MSCGAF Realty Trust, in connection with the restructuring of $4,500,000 Term Loan (18).
   10.72 Agreement, dated December 16, 1994, between certain subsidiaries of the Company and National Development Associates of New England Limited Partnership in connection with the sale of real property in Revere, Massachusetts, together with related promissory note and mortgage (18).

   10.73 Settlement of Litigation Agreement, dated October 12, 1994, between Foxboro Park, Inc. and the trustee of the Creditor Trust and Settlement Agreement, in connection with the restructuring of the Creditor
            Trust and Settlement Agreement with related promissory notes, dated July 7, 1994 (18).
   10.74 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 22 - Laborers' International Union, dated July 1, 1993 (18).
   10.75 Collective Bargaining Agreement Extension between RFSC, Inc. and Local 26 - Hotel and Restaurant Workers, effective January 1, 1994 (18).
   10.76  Settlement Agreement between Wonderland
            Greyhound Park, Inc. and Local 254 - Service
            Employees International Union, dated September 19, 1994, in connection with a successor collective bargaining agreement (18).
   10.77 Agreement for Termination of Amended and Restated Cross-Indemnification Agreement between the Company and BBRG, dated March 18,1994 (18).
   10.78 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995 (18).
   10.79 Margin Account Client Agreement between Westwood Financial Group, Inc. and Tucker Anthony Inc., dated May 19, 1994, together with a side agreement detailing additional terms (18).

   10.80 Amendment, dated October 24, 1995, to the Certificate of of Incorporation of the Company (filed herewith).
   11     Statement re:  Computation of Earnings Per Share (filed
            herewith).
   22     Subsidiaries of the Company (filed herewith).
   27     Financial Data Schedules (filed herewith).

 (1)      Filed with the Company's Annual Report on Form 10-K for
            1984 and incorporated herein by reference.
 (2)      Filed with the Company's Registration Statement on Form
            S-2 No. 33-15344 filed on June 25, 1987 and
            incorporated herein by reference.
 (3)      Filed with the Company's Annual Report on Form 10-K for
            1980 and incorporated herein by reference.
 (4)      Filed with the Company's Annual Report on Form 10-K for
            1983 and incorporated herein by reference.
 (5)      Filed with the Company's Annual Report on Form 10-K for
            1985 and incorporated herein by reference.
 (6)      Filed with the Company's Annual Report on Form 10-K for
            1986 and incorporated herein by reference.
 (7)      Filed with the Company's Current Report on Form 8-K
            dated November 21, 1986.
 (8)      Filed with the Company's Annual Report on Form 10-K for
            1987 and incorporated herein by reference.
 (9)      Filed with the Company's Annual Report on Form 10-K for
            1988 and incorporated herein by reference.
 (10)     Filed with the Company's Annual Report on Form 10-K for
            1989 and incorporated herein by reference.
 (11)     Filed with the Company's Quarterly Reports on Forms-Q
            for 1990 and incorporated herein by reference.
 (12)     Filed with the Company's Annual Report on Form 10-K for
            1990 and incorporated herein by reference.

 (13)     Filed as an exhibit to Back Bay restaurant Group,
            Inc.'s Form S-1 Registration Statement No. 33-45184 and incorporated herein by reference.
 (14)     Filed with the Company's Annual Report on Form 10-K for
            1991 and incorporated herein by reference.
 (15)     Filed with the Company's Annual Report on Form 10-K for
            1992 and incorporated hereby by reference.
 (16)     Filed with the Company's Annual Report on Form 10-K
            for 1993 and incorporated hereby by reference.
 (17) Filed with the Company's Quarterly Reports on Forms 10-Q for 1994 and incorporated herein by reference.
 (18) Filed with the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

     (b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended December 31, 1994:

                           None

                                SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE WESTWOOD GROUP, INC.


                         By  /s/ Charles F. Sarkis
                                 Charles F. Sarkis
                                 Chairman of the Board

Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 1996    By  /s/    Charles F. Sarkis
                                   Charles F. Sarkis
                                   Chairman of the Board

Date: March 28, 1996    By  /s/    Richard P. Dalton
                                   Richard P. Dalton
                                   President, Chief Executive
                                   Officer and Director

Date: March 28, 1996    By  /s/    A. Paul Sarkis
                                   A. Paul Sarkis
                                   Executive Vice President
                                   Director

Date: March 28, 1996    By  /s/    Richard G. Egan, Jr.
                                   Richard G. Egan, Jr.
                                   Vice President of Finance,
                                   Treasurer, Secretary, and
                                   Chief Financial Officer

Date: March 28, 1996    By  /s/    Anthony V. Boschetto
                                   Anthony V. Boschetto
                                   Controller, Asst. Secretary

Date: March 28, 1996    By  /s/    Francis J. Feeney
                                   Francis J. Feeney
                                   Asst. Secretary

Date: March 28, 1996    By  /s/    Jon M. Baker
                                   Jon M. Baker
                                   Director

Date: March 28, 1996    By  /s/    Paul J. DiMare
                                   Paul J. DiMare
                                   Director

     The Company's Annual Report for 1995 on Form 10-K as filed with the Securities and Exchange Commission is available without charge upon written request to Richard P. Dalton, President and Chief Executive Officer, The Westwood Group, Inc., 190 V.F.W. Parkway, Revere,
Massachusetts 02151.

EXHIBIT 11

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

           FOR THE THREE YEARS ENDED DECEMBER 31, 1994


                                  1995           1994         1993


NET (INCOME) LOSS BEFORE
  EXTRAORDINARY ITEM          $(2,054,434)   $   932,473   $(9,375,065)


EXTRAORDINARY ITEM                 -          11,159,640        -


NET INCOME (LOSS)             $(2,054,434)   $12,092,113   $(9,375,065)


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  DURING THE PERIOD             1,255,225      1,255,225     1,255,225


LOSS PER SHARE
  BEFORE EXTRAORDINARY
  ITEM                        $     (1.64)   $       .74   $     (7.47)

EXTRAORDINARY ITEM                 -         $      8.89        -

INCOME (LOSS) PER
  SHARE AFTER
  EXTRAORDINARY ITEM          $     (1.64)   $      9.63   $    ( 7.47)

  EXHIBIT 22
            SUBSIDIARIES OF THE WESTWOOD GROUP, INC.


Wonderland Greyhound Park, Inc. (Massachusetts corporation) Westwood Communications, Inc. (Massachusetts corporation) Westwood Development, Inc. (Massachusetts corporation)
284 Newbury, Inc. (Massachusetts corporation)
Westwood 745 Boylston Street Partnership, Inc. (Massachusetts
     corporation)
Westwood 755 Boylston Street Realty Group, Inc. (Massachusetts
     corporation)
Westwood Financial Group, Inc. (Massachusetts corporation) Foxboro Park, Inc. (Massachusetts corporation)
Foxboro Harness, Inc. (Massachusetts corporation)
Foxboro Thoroughbred, Inc. (Massachusetts corporation) Westwood Racing Holding Corp. (Massachusetts corporation) Westwood Cartel, Inc. (Massachusetts corporation)
Westwood Tornado, Inc. (Massachusetts corporation)
Westwood Residential, Inc. (Massachusetts corporation) Westwood Service Group, Inc. (Massachusetts corporation) Westwood Realty, Inc. (Massachusetts corporation)

                          EXHIBIT 10.8

                    CERTIFICATE OF AMENDMENT
                             TO THE
                  CERTIFICATE OF INCORPORATION
                               OF
                    THE WESTWOOD GROUP, INC.

             Pursuant to Section 242 of the General
            Corporation Law of the State of Delaware

     THE WESTWOOD GROUP, INC., a Delaware corporation (the "Corporation"), does hereby certify as follows:

     FIRST: Article FOURTH of the Corporation's Certificate of Incorporation is hereby amended to read in its entirety as follows:

"FOURTH:  Capital Stock.

    A.    Classes and Number of Shares.

          The total number of shares of all classes of stock which the Corporation shall have authority to issue is 4,000,000 shares, consisting of 3,000,000 shares of Common Stock, par value $.01 per share (hereinafter the "Common Stock") and 1,000,000 shares of Class B Common Stock, par value $.01 per share (hereinafter the "Class B Common Stock").

    B.    Relative Rights and Preferences of the Capital Stock.

     1. The powers, preferences and rights of the Common Stock and Class B Common Stock, and the qualifications, limitations or restrictions thereof, shall be in all respects identical, except as otherwise required by law or expressly provided in this Certificate of Incorporation.

     2.  (a)   At each annual or special meeting of stockholders, each holder of Common Stock shall be entitled to one (1) vote in person or by proxy for each share of Common Stock standing in his name on the stock transfer records of the Corporation and each holder of Class B Common stock shall be entitled to ten
(10) votes in person or by proxy for each share of Class B Common Stock standing in his name on the stock transfer records of the Corporation.
Except as set forth herein, all actions submitted to a vote of stockholders shall be voted on by the holders of Common Stock and Class B Common Stock voting together as a single class; provided that at any Annual Meeting of Stockholders, the holders of Common Stock, voting separately as a class, shall be entitled to elect as Directors of the Corporation that number of persons which, when added to the number of persons previously elected by the holders of Common Stock voting separately as a class who are to serve after such meeting, would constitute one-quarter (rounded up to the nearest whole number) of the number of directors to serve on the Board after such meeting; provided further that at no such meeting shall the holders of Common Stock be entitled to so vote separately as a class to elect more than one-half of the members of the Board of Directors to be elected at such meeting, except notwithstanding such limitation, such holders shall be entitled to elect at least one person at such meeting. In addition to any vote required by Article EIGHTH, Directors elected by the holders of Common Stock, voting separately as a class, may be removed only by a vote of the holders of 75% or more of the outstanding shares of Common Stock, voting separately as a class.

           (b) The holders of Common Stock and Class B Common Stock shall be entitled to vote separately as a class with respect to (i) any amendments to this Certificate of Incorporation that alter or change the powers, preferences or special rights of their respective class of stock so as to affect them adversely, including proposals to change the number of authorized shares of their respective class of stock, (ii) amendments to this Certificate of Incorporation authorizing additional shares of Common Stock or Class B Common Stock, and (iii) such other matters as may require class votes under the General Corporation Law of the State of Delaware.

         3.    (a)     Dividends may be declared and paid to the holders of
Common Stock and Class B Common Stock in cash, property or other securities of the Corporation out of any net profits or net assets of the Corporation legally available therefor.

           (b) If and when dividends on the Common Stock and Class B Common Stock are declared payable from time to time by the Board of Directors, the holders of Class B Common Stock shall be entitled to share equally, on a per share basis, in such dividends, except that if dividends shall be declared that are payable at the same rate on both classes of stock and the dividends payable in shares of Common Stock shall be payable to holds of that class of stock and the dividends payable in shares of Class B Common Stock shall be payable to holders of that class of stock.

           (c) If the Corporation shall in any manner subdivide or combine the outstanding shares of Common Stock or Class B Common Stock, the outstanding shares of the other such class of stock shall be proportionally subdivided or combined in the same manner and on the same basis as the outstanding shares of Common Stock or Class B Common Stock, as the case maybe, have been subdivided or combined.

     4.   (a)    The holders of each outstanding share of any Class B Common
Stock shall have the right at any time, or from time to time, at such holder's option, to convert such share into one fully paid and non-assessable share of Common Stock, on and subject to the terms and conditions hereinafter set forth.

           (b) In order to exercise his conversion privilege, the holder of any shares of Class B Common Stock to be converted shall present and surrender the certificate representing such shares during usual business hours at any office or agency of the Corporation maintained for the transfer of Class B Common Stock and shall deliver a written notice of the election of the holder to convert the shares represented by such certificate or any portion thereof specified in such notice. Such notice shall also state the name or names
(with address) in which the certificate or certificates for shares of Common Stock which shall be issuable on such conversion shall be issued. If so required by the Corporation, any certificate for shares surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder of such shares or his duly authorized representative. Each conversion of shares of Class B Common Stock shall be deemed to have been effected on the date (the
 "Conversion Date") on which the certificate or certificates representing such shares shall have been surrendered and such notice and any required instruments of transfer shall have been received as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable on such conversion shall be deemed to have become, immediately prior to the close of business on the Conversion Date, the holder or holders of record of the shares of Common Stock represented thereby.

               (c) As promptly as practicable after the presentation and surrender for conversion, as herein provided, of any certificate for shares of Class B Common Stock, the Corporation shall issue and deliver at such office or agency, to or upon the written order of the holder thereof, certificates for the number of shares of Common Stock issuable upon such conversion. In case any certificate for shares of Class B Common Stock shall be surrendered for conversion of a part only of the shares represented thereby, the Corporation shall deliver at such office or agency, to or upon the written order of the holder thereof, a certificate or certificates for the number of shares of Class B Common Stock represented by such surrendered certificate, which are not being converted. The issuance of certificates for shares of Common Stock issuable upon the conversion ofshares of Class B Common Stock shall be made without charge to the converting holder for any tax imposed on the Corporation in respect of the issue thereof. The Corporation shall not, however, be required to pay any tax which may be payable with respect to any transfer involved in the issue anddelivery of any certificate in a name other than that of the holder of the shares being converted, and the Corporation shall not be required to issue or deliver any such certificate unless and until the person requesting the issue thereof shall have paid to the Corporation the amount of such tax or has established to the satisfaction of the Corporation that such tax has been paid.

               (d) Upon any conversion of shares of Class B Common Stock into shares of Common Stock pursuant hereto, no adjustment with respect to dividends shall be made; only those dividends shall be payable on the shares so converted as may be declared and may be payable to holders of record of shares of Class B Common Stock on a date prior to the Conversion Date with respect to the shares so converted; and only those dividends shall be payable on shares of Common Stock issued upon such conversion as may be declared and may be payable to holders of record of shares of Common Stock on or after such Conversion Date.

               (e) In case of any consolidation or merger of the Corporation as a result of which the holders of Common Stock shall be entitled to receive stock, other securities or other property with respect to or in exchange for Common Stock or in case of any sale or conveyance of all or substantially all of the property or business of the Corporation as an entirety, a holder of shares of Class B Common Stock shall have the right thereafter, so long as the conversion right hereunder shall exist, to convert each such share into the kind and amount of shares of stock and other securities and properties receivable upon such consolidation, merger, sale or conveyance by a holder of one share of Common Stock and shall have no other conversion rights with regard to such share. The provisions of this subparagraph (e) shall similarly apply to successive consolidations, mergers, sales or conveyances.

               (f) All shares of Class B Common Stock which shall have been surrendered for conversions as herein provided shall no longer be deemed to be outstanding, and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, shall thereupon cease and terminate, except only the right of the holders thereof, subject to the provisions of subparagraph (c) of this subdivision (4), to receive shares of Common Stock in exchange therefor.

               (g) Such number of shares of Common Stock as may from time to time be required for such purpose shall be reserved for issuance upon conversion of outstanding shares of Class B Common Stock.

               (h) At any time when (i) the number of shares of Class B Common Stock falls below 5% of the aggregate number of outstanding shares of Common Stock and Class B Common Stock, or (ii) the Board of Directors and the holders of a majority of the outstanding shares of Class B Common Stock approve the conversion of all of the Class B Common Stock into Common Stock, then the outstanding shares of Class B Common Stock shall automatically be converted into shares of Common Stock. In the event of any automatic conversion of the Class B Common Stock pursuant to this subdivision (h), certificates formerly representing outstanding shares of Class B Common
Stock will thereafter be deemed to represent a like number of shares of Common Stock.

     5. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the net assets of the Corporation shall be distributed pro rata to the holders of the Common Stock and Class B Common Stock in accordance with their respective rights and interests.

   C.     Issuance of the Common Stock and Class B Common Stock.

The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all shares of the Common Stock or Class B Common Stock herein authorized in accordance with the terms and conditions set forth in this Certificate of Incorporation for such purposes, in such amounts, to such persons, corporations or entities, and for such consideration, all as the Board of Directors in its discretion may determine and without any vote or other action by the stockholders, except as otherwise required by law. At any time shares of the Class B Common Stock are outstanding, the Board of Directors may issue shares of Common Stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the Common Stock only to the then holders of the outstanding shares of the Common Stock and in conjunction with and in the same ratio as a stock dividend or split-up of the shares of the Class B Common Stock to the then holders of the outstanding shares of the Class B Common Stock."


     SECOND: The foregoing amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, The Westwood Group, Inc. has caused this Certificate of Amendment to be executed in its corporate name this 2nd day of November, 1995.

                              THE WESTWOOD GROUP, INC.


                              By: /s/ Richard P. Dalton
                                   President




ATTEST:

By:  /s/  Richard G. Egan, Jr.
           Secretary