Form 10-Q
period 1996-03-31
WESTWOOD GROUP INC
filed 1996-05-15
CIK 83530

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996


                                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_______________

Commission File Number:                           0-1590



                              THE WESTWOOD GROUP, INC.
          (Exact name of registrant as specified in its charter)

 Delaware                                   04-1983910

(State or other jurisdiction     (I.R.S. Employer identification
  incorporation or organization)                       No.)

190 V.F.W. Parkway, Revere, Massachusetts, 02151
(Address of principal executive offices)  (Zip Code)

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

Yes    X       No

As of May 15, 1996 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                       Page 1 of 17 Pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                      March 31,      December 31,
                                        1996              1995
                                            (Unaudited)

Current assets:
  Cash                              $   794,858       $   450,987
   Restricted cash                    1,393,921         1,401,799
   Accounts receivable                  446,900           796,085
   Prepaid expenses and other
     current assets                     191,785           270,685

          Total current assets        2,827,464         2,919,556

 Land                                   348,066           348,066
 Buildings                           19,414,143        19,397,281
 Machinery and equipment              4,950,931         4,936,976
 Leasehold improvements              10,694,679        10,694,678
                                     35,407,819        35,377,001
   Less: accumulated depreciation
     and amortization               (19,079,808)     (18,765,247)

          Net property,
           plant and equipment       16,328,011       16,611,754

Other assets:
   Goodwill, less accumulated
     amortization of $ 276,000 and
     $240,000                           444,000           480,000
   Investment in unconsolidated
      subsidiary                      4,837,901         4,901,401
   Accounts receivable from officers,
     employees and related party        322,551           318,005
   Other assets, less accumulated
     amortization of $867,648 and
     $818,614                           329,350           376,909

          Total other assets          5,933,802         6,076,315

          Total assets              $25,089,277       $25,607,625



The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                     March 31,      December 31,
                                        1996             1995
                                             (Unaudited)

Current liabilities:
   Current portion of long-term debt $  5,918,803     $ 5,853,754
   Long-term obligations in default     1,569,348       1,751,235
   Subordinated notes payable             285,000         285,000
   Accounts payable and
      other accrued expenses           15,158,714      14,944,406
   Outstanding pari-mutuel tickets        594,337         564,880

           Total current liabilities   23,526,202      23,399,275

Long-term debt,
 less current maturities                5,653,975       5,773,651
Other long-term liabilities             1,262,048       1,347,425

           Total liabilities           30,442,225      30,520,351

Commitments and contingencies

Stockholders' deficit:
   Common Stock, $.01 par value;
        Authorized 5,000,000 shares
        1,936,409 shares issued and
         outstanding                       19,364          19,364

   Class B Common stock, $.01 par value;
        Authorized 5,000,000 shares;
        912,615 shares issued and
         outstanding                        9,126           9,126

   Additional paid-in capital          13,355,355      13,355,355
   Accumulated deficit               (10,445,746)    (10,009,155)
   Note receivable from
      related party                  (   319,704)    (   316,073)
   Minimum pension
     liability adjustment            (     6,561)    (     6,561)
   Less cost of 1,593,199 common
     and 600 class B common shares
      in treasury                    ( 7,964,782)    ( 7,964,782)


      Total stockholders' deficit    ( 5,352,948)    ( 4,912,726)

Total liabilities, minority
    interest and stockholders'
       deficit                      $ 25,089,277     $25,607,625

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

       For the three months ended March 31, l996 and l995

                           (Unaudited)

                                     1996              1995


Operating revenue:
   Parimutuel commissions        $ 5,813,067         $ 6,071,012
   Concessions                       541,831             555,324
   Other operating                   502,565             530,278
       Total operating revenue     6,857,463           7,156,614

Operating expenses:
   Wages, taxes and benefits       2,359,236           2,319,601
   Purses                          1,691,107           1,490,355
   Cost of food and beverage         181,524             184,310
   Administrative                    536,238             623,553
   General operating               1,952,535           2,053,849
   Depreciation and amortization     399,595             408,857
       Total operating expenses    7,120,235           7,080,525
       Income (loss)
           from operations       (   262,772)             76,089

Other income/(expenses):
   Interest expense              (   198,652)         (  237,245)
   Equity income (loss) in
     unconsolidated subsidiary   (    63,500)         (   34,964)
   Other income                       88,333              88,334
                                 (   173,819)         (  183,875)

Loss before provision for
      income taxes               (   436,591)         (  107,786)
Provision for income tax               -                  30,000

     Net loss                    $(  436,591)        $(  137,786)

Net loss per share               $(      .35)        $(      .11)

Weighted average common
  shares outstanding                1,255,225          1,255,225





The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        For the three months ended March 31, 1996 and l995

                           (Unaudited)

                                         1996           1995

Cash Flows From Operating Activities:

  Net loss                          $(  436,591)   $ (  137,786)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities -
       Depreciation and amortization    399,591         408,857
       Equity in loss of
          unconsolidated subsidiary      63,500          34,965
       Deferred revenue              (   88,333)    (    88,334)
       Amortization of restructured note   -             39,608
       Changes in operating assets
         and liabilities -
         Restricted Cash                  7,878          71,440
         Receivables                    349,183          12,678
         Prepaid expenses
           and other current assets      78,900          40,491
         Other assets                (    9,652)    (    15,567)
         Accounts payable
           and other accrued
             liabilities, including
             interest and taxes         243,765       1,150,424
         Other long-term liabilities      2,956      (1,019,166)
              Total adjustments       1,047,788         635,396
              Net cash provided by
                operating activities    611,197         497,610

Cash Flows From Investing Activities:

    Additions to property,
    plant and equipment             (   30,818)     (   48,896)

     Net cash used in investing
         activities                $(   30,818)   $ (   48,896)


                           (Continued)

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

       For the three months ended March 31, 1996 and l995

                           (Unaudited)

                           (Continued)

                                             1996          1995
Cash Flows From Financing Activities:

Proceeds from long-term debt       $     300,000   $      -
Principal payments of debt          (    536,508)   (    26,637)

  Net cash (used in) provided by
    financing activities            (    236,508)   (    26,637)

Net increase in cash and cash
  equivalents                            343,871        422,077

Cash and cash equivalents at
    beginning of period                  450,987        812,424

Cash and cash equivalents at
    end of period                   $    794,858  $   1,234,501

Supplemental Disclosures of Cash
    Flow Information:

  Cash paid during the period for-
    Interest:                       $    250,839  $     175,519

    Income taxes                    $     18,208  $       -




The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP INC., AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1996
                                   (UNAUDITED)
1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and the results of its operations for the three month period ended March 31, 1996 and 1995 and the statement of cash flows for the three months ended March 31, 1996 and 1995. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements.

     Principles of Consolidation

          The accompanying consolidated financial statements as of, and for the three months ended, March 31, 1996 and 1995 include the accounts of the Company and its wholly-owned subsidiaries.

     Financial Statements for the Year Ended December 31, 1995

          The consolidated balance sheet at December 31, 1995 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with current period presentation.

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

2.  Results of Operations and Management's Plans

          The Company's consolidated condensed financial statements have been prepared on the basis that it will be able to continue in existence. The Company incurred a consolidated net loss of approximately $436,000 and $138,000 in the three months ended March 31, 1996 and 1995, respectively.
The net loss from operations in 1996 includes a non cash charge for depreciation and amortization of $ 400,000.


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

3.  Debt
          In June l993, the Company defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on a building owned by the Company. The Promissory Note, which matured in June 1993, required a combined payment of principal and interest totalling $400,000. The Company remains in default on such obligation.

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

     As part of the Loan Restructure Agreement, the Company maintains a non-recourse guarantee in the amount of $400,000, which is collateralized by 30,000 of the Company's shares of BBRG. The guarantee is reduced by $50,000 per year for three years beginning March 1996. In addition, the Company has pledged 15,000 of its BBRG shares to the Mortgagee as indemnification against past due real estate taxes owed to the City of Boston. Such shares will be released to the Company on a pro-rata basis as the past due real estate taxes are satisfied. The Company is amortizing the interest forgiven over the term of the new note. The outstanding balance included in long term debt at March 31, 1996 is $4,479,451.

          In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes.

          The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994, which was paid in full. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000
through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. The Company has not made the minimum quarterly payments in 1996 and is currently in default of this obligation. All distributions of the Foxboro Park Capital Improvements Trust Fund have been paid towards this obligation and the Company is currently renegotiating this agreement. The outstanding balance included in the current portion of long term debt at March 31, 1996 is $1,169,348.

          In December 1994, the Company entered into an amended loan agreement restructuring a $4.5 million term loan agreement dated November 1993. The new agreement was divided into two new notes. The first note included a principal balance of $1.0 million which was paid in full. The second note in the amount of $3.5 million, requires monthly payments of interest only, until June 1995 at an annual rate of 8.75% and, thereafter, monthly payments of principal and interest of $42,298 until maturity in June 1996. The outstanding balance included in current portion of long term debt at March 31, 1996 is $3,326,719.

          In March 1995, the Company and the bank reached an agreement to restructure a $2,000,000 Term Note which was in default at December 31, 1994. The agreement became effective in April 1995. The new terms provide for the pledge of 401,000 shares of BBRG common stock, (the "Collateral") and for the maintenance of a loan to collateral value ratio of 75%. The new terms also provide for interest only payments until August 31, 1995 and principal payments of $16,000 per month, plus interest, thereafter until maturity on June 1, 1996. The interest rate will be fixed at 10% for the remainder of the Term Note.

          In March 1995, the loan to collateral value ratio fell below 75%. The Company is in compliance with all other terms of the note and has made all required payments and the Company is currently working on renegotiating this obligation. The outstanding balance included in current portion of long term debt as of March 31, 1996 is $1,904,000.

          Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $164,590 at March 31, 1996. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

           In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5%, but is increased to 12% in the event of a default. The outstanding balance included in long term debt at March 31, 1996 is $81,282.

          In May 1995, the Company reached an agreement with a related party to restructure a 6% Promissory Note (the "Note") in the amount of $318,000. The new terms provide for the pledge of an additional 60,000 shares of BBRG common stock. The new terms also provide for principal payments, plus interest at 3/4 of 1% per month, of $9,000 per month until April 1996 and $12,000 per month from May 1996 until maturity in November 1996. The outstanding balance included in current portion of long term debt at March 31, 1996 is $228,000.

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

          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with interest at 6%. The Company has obtained a waiver on this obligation and payment terms have been extended. The outstanding balance included in long term debt at March 31, 1996 is $970,000.

          In January 1996, the Company entered into a short term borrowing arrangement in the form of a Note Payable in the amount of $300,000. The note requires 16 weekly payments commencing January 21, 1996 of $19,119.91 including principal and interest at 12%. The outstanding balance included in the current portion of long term debt at March 31, 1996 is $94,941.

4.   Investment in Affiliate

          The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the periods ended 1996 and 1995. The
Company's investment in BBRG is accounted for under the equity method.



Financial Information         March 31,    December 31
(In thousands)                 1996           1995
Balance sheet data
  Current assets              $  4,656  $   5,236
  Noncurrent assets             40,662     40,864
  Current liabilities           13,414     13,363
  Noncurrent liabilities         7,499      8,010
  Net equity                     24,405     24,727

                                March 31,   March 26,
                                 1996       1995
Earnings data
  Net sales                    $ 20,483  $  22,122
  Gross profit                    1,940      2,201
  Net income (loss)             (   324)  (    189)

Company's equity in net income
     (loss) of BBRG            $(    64) $(     35)


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

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended March 31, 1996 compared to three months ended
March 31, 1995

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended March 31, 1996 and l995.

                                       1996            1995


Live performances                       108            127
Simulcast days                           89             90

Parimutuel handle (thousands)
      Live-on track                  $10,692         $15,333
      Live-simulcast                   3,911           5,969
      Guest-simulcast                 13,430          13,252
            Total                    $28,033         $34,554

Total attendance                     123,919         155,521

Average per capita wagering          $   195         $   184

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended March 31, 1996 and l995.


                                       1996            1995

Total live performances                   -               -
Total simulcast days                      91              90

Parimutuel handle (thousands)
      Live-on track                  $    -          $    -
      Live-off track                      -               -
      Guest-simulcast                 11,113          10,381
            Total                    $11,113         $10,381

Total attendance                      45,597          42,853

Average per capita wagering          $   244         $   242

    Operating Revenue

          Revenue from parimutuel commissions decreased to approximately $5.82 million for the three months ended March 31, 1996 compared to $6.07 million for the three months ended March 31, 1995. The decrease of approximately $250,000 is attributable to a decrease in live handle at Wonderland. Parimutuel Commissions decreased by approximately $430,000 at wonderland directly attributable to a decrease in live handle of $4.6 million in the quarter ended March 31, 1996 from the comparable period in 1995. This decrease is due to the inclement weather resulting in a reduction in attendance in 1996 as well as the cancellation of 11 live performances. A portion of this decrease was offset by an increase in commission revenue at Foxboro of $180,000 for the quarter ended March 31, 1996 compared to March 31, 1995. This increase is as a result of an increase in simulcast wagering at Foxboro. Foxboro Continues to provide a greater amount of simulcasting options to its patrons.


          Parimutuel commission for the three months ended March 31, 1996 included approximately $87,400 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $22,900 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $74,500 deposited into the Harness and Thoroughbred Capital Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

          Concessions revenue remained consistent for the three months ended March 31, 1995 from 1995 at approximately $550,000. This level of consistent revenues is encouraging given the inclement weather and reduction in attendance. These results were attributable to better product offerings and an increased effort by management to improve customer service and satisfaction.

          Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances. Other operating revenues decreased by approximately $30,000 for the three months ended March 31, 1996 compared to 1995. This is attributable to the reduction in admissions revenue as a direct result of the reduction in attendance and performances.

     Operating Expenses

          Operating expenses of $7,120,000 for the three months ended March 31, 1996 increased by approximately $40,000 from $7,080,000 for the three months ended March 31, 1995. This increase is attributable to an increase in purse expense of $200,000. This increase is a result of increase in handle results at Foxboro resulting in an increase in statutory purse expense. This increase was offset by a reduction of Administrative and General and Operating expenses of approximately $160,000. This reduction was a direct result of managements efforts toward cost containment.

     Interest Expense

          Interest expense decreased to approximately $198,652 in the three months ended March 31, 1996, from $237,245 in the three months ended March 31, 1995. The decrease is primarily due to the elimination of interest associated to the restructuring of other long term obligations. (See Liquidity and Capital Resources-General).

     Depreciation and Amortization

          Depreciation and amortization decreased slightly to approximately $400,000 in the three months ended March 31, 1996, from $410,000 in the comparable period in l995. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset.

     Other Income

          Other income of approximately $88,333 is attributable to the amortization of deferred revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland and Foxboro.

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

          In March 1995, the Company and the bank reached an agreement to restructure the Term Note. The agreement became effective in April 1995. The new terms provide for the pledge of an additional 65,000 shares of BBRG common stock and for the maintenance of a loan to collateral value ratio of 75%. The new terms also provide for interest only payments until August 31, 1995 and principal payments of $16,000 per month, plus interest, thereafter until maturity on June 1, 1996. The interest rate will be fixed at 10% for the remainder of the Term Note. In March 1995, the loan to collateral value ratio fell below 75% and the Company is currently working on renegotiating this obligation.

          In June l993, 284 Newbury defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on the building owned by 284 Newbury. The Promissory Note, which matured in June, required a combined payment of principal and interest totalling $400,000. 284 Newbury remains in default on such obligation.

          In May 1994, Foxboro settled certain litigation regarding the Foxboro Creditor Trust Agreement and entered into a Settlement of Litigation Agreement with the Trustee (the "Settlement Agreement"). The outstanding note (the" Note") requires the payment of 100% of the distributions from Foxboro's Harness Horse and Running Horse Capital Improvements Trust Funds ("Trust Funds"). To the extent that quarterly payments in respect of the calendar years 1994, 1995, 1996 and the period January 1, 1997 through August 31, 1997 aggregate less than $105,000, $145,000, $150,000 and $230,000, respectively,
Foxboro shall be required to make up the shortfall. The Company had a shortfall for the quarter ended, December 31, 1995. The Company has only remitted payments in the amount of the distributions of the Capital Improvements Trust Fund and is currently negotiating to restructure the minimum payment requirements.

     Racing Operations

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

          NONE

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

                       THE WESTWOOD GROUP, INC.




Date  May 13, 1996       /s/ Richard P. Dalton
                         Richard P. Dalton
                         President


Date  May 13, 1996       /s/ Richard G. Egan, Jr.
                         Richard G. Egan, Jr.
                         Chief Financial Officer,
                         Treasurer

Date  May 13, 1996       /s/ Anthony V. Boschetto
                         Anthony V. Boschetto
                         Controller