Form 10-Q
period 1996-06-30
WESTWOOD GROUP INC
filed 1996-08-14
CIK 83530

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996


                                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
______________to________________________________

Commission File Number:                      0-1590


                                  THE WESTWOOD GROUP, INC.

     (Exact name of registrant as specified in its charter)

 Delaware                                            04-1983910

(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)              Identification No.)


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

As of August 14, 1996 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                  June 30,        December 31,
                                    1996              1995
                                 (Unaudited)

Current assets:
   Cash                         $   676,796        $  450,987
   Restricted cash                  924,600         1,401,799
   Accounts receivable            1,005,431           796,085
   Prepaid expenses and other
     current assets                 349,262           270,685

          Total current assets    2,956,089         2,919,556

 Land                               348,066           348,066
 Buildings                       19,481,284        19,397,281
 Machinery and equipment          4,994,627         4,936,976
 Leasehold improvements          10,774,702        10,694,678
                                 35,598,679        35,377,001
   Less: accumulated depreciation
     and amortization           (19,395,464)      (18,765,247)

   Net property, plant
     and equipment               16,203,215        16,611,754

Other assets:
   Goodwill, less accumulated
     amortization of $ 312,000
     and $240,000                   408,000           480,000
   Investment in
     unconsolidated subsidiary    4,874,501         4,901,401
   Accounts receivable
     from officers, employees
     and related party              327,097           318,005
   Other assets, less accumulated
     amortization of $916,682 and
     $818,614                       274,421           376,909

          Total other assets      5,884,019         6,076,315

          Total assets          $25,043,323       $25,607,625

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                  June 30,        December 31,
                                     1996             1995
                                  (Unaudited)

Current liabilities:
   Current portion of
     long-term debt              $ 5,985,824      $ 5,853,754
   Long-term obligations
     in default                    1,537,472        1,751,235
   Subordinated notes payable        285,000          285,000
   Accounts payable and
     other accrued expenses       15,121,659       14,944,406
   Outstanding pari-mutuel
     tickets                         708,749          564,880

      Total current liabilities   23,638,704       23,399,275

Long-term debt,
  less current maturities          5,310,771        5,773,651
Other long-term liabilities        1,090,452        1,347,425

           Total liabilities      30,039,927       30,520,351

Commitments and contingencies

Stockholders' deficit:
   Common Stock, $.01 par value;
        Authorized 5,000,000 shares
        1,936,409 shares issued and
         outstanding                  19,364          19,364

   Class B Common stock,
        $.01 par value;
        Authorized 5,000,000 shares;
        912,615 shares issued and
         outstanding                   9,126           9,126

   Additional paid-in capital     13,355,355      13,355,355
   Accumulated deficit           (10,085,771)    (10,009,155)
   Note receivable from
        related party            (   323,335)    (   316,073)
   Minimum pension
        liability adjustment     (     6,561)    (     6,561)
   Less cost of 1,593,199
        common and 600
        class B common
       shares in treasury        ( 7,964,782)    ( 7,964,782)

Total stockholders' deficit      ( 4,996,604)    ( 4,912,726)

Total liabilities, minority
 interest and stockholders'
 deficit                        $ 25,043,323     $25,607,625


The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

       For the three months ended June 30, l996 and l995

                           (Unaudited)


                                    1996              1995


Operating revenue:
   Parimutuel commissions      $  7,485,054        $ 7,237,135
   Concessions                      848,436            879,711
   Other operating                  700,291            633,634
     Total operating revenue      9,033,781          8,750,480

Operating expenses:
   Wages, taxes and benefits      2,559,368          2,737,909
   Purses                         2,351,929          2,524,627
   Cost of food and beverage        326,720            305,165
   Administrative                   683,592            769,424
   General operating              2,233,585          2,534,165
   Depreciation and amortization     405,340           401,124
       Total operating expenses    8,560,534         9,272,414
       Income (loss)
       from operations               473,247       (  521,934)

Other income/(expenses):
   Interest expense            (    238,205)       (  130,451)
   Equity income (loss) in
     unconsolidated subsidiary       36,600        (   30,525)
   Other income                      88,333            88,330
                               (    113,272)       (   72,646)

Income loss before
   provision for income taxes       359,975        (  594,580)
Provision for income tax              -            (   30,000)

     Net income (loss)         $    359,975       $(  564,580)

Net income (loss) per share    $        .29       $(      .45)

Weighted average common
  shares outstanding              1,255,225         1,255,225


The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

        For the six months ended June 30, l996 and l995

                           (Unaudited)


                                        1996              1995


Operating revenue:
   Parimutuel commissions        $ 13,298,121      $13,308,147
   Concessions                      1,390,267        1,435,035
   Other operating                  1,202,856        1,163,912
       Total operating revenue     15,891,244       15,907,094

Operating expenses:
   Wages, taxes and benefits        4,918,604        5,057,510
   Purses                           4,043,036        4,014,982
   Cost of food and beverage          508,244          489,475
   Administrative                   1,219,830        1,392,977
   General operating                4,186,120        4,588,014
   Depreciation and amortization      804,935          809,981
       Total operating expenses    15,680,769       16,352,939
       Income (loss) from
         operations                   210,475      (  445,845)
Other income/(expenses):
   Interest expense               (   436,857)     (  367,695)
   Equity income (loss) in
     unconsolidated subsidiary    (    26,900)     (   65,490)
   Other income                       176,666         176,664
                                  (   287,091)     (  256,521)

Loss before provision
   for income taxes               (    76,616)     (  702,366)
Provision for income tax                 -                -

     Net loss                    $(    76,616)    $(  702,366)

Net loss per share               $(       .06)    $(      .56)

Weighted average common
  shares outstanding                1,255,225       1,255,225



The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) for the years ended December 31, 1996, 1995 and 1994






                       Class B         Additional
           Common      Common          Paid-In        Accumulated
           Stock        Stock           Capital       (Deficit)


Balance, December 31,
 1994       $19,364      $9,126        $13,355,355   $(7,954,721)

 Net loss       -           -               -         (2,054,434)
 Interest       -           -               -             -
 Minimum pension
 liability adj. -           -               -             -

Balance, December 31,
 1995        19,364       9,126         13,355,355   (10,009,155)

 Net loss       -           -               -        (    76,616)

 Interest       -           -               -             -

Balance, December 31,
 1996       $19,364      $9,126        $13,355,355  $(10,085,771)

            THE WESTWOOD GROUP INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

      for the years ended December 31, 1996, 1995 and 1994

                           (continued)

                                Minimum
       Note Receivable     Pension                    Total
       From Related      Liability    Treasury      Stockholders'
       Party             Adj.         Stock      Equity(Deficit)

Balance, December 31,
 1994    $(301,551)    $( 115,182)  $(7,964,782)   $ ( 2,952,391)

 Net loss     -             -             -          ( 2,054,434)
 Interest
          ( 14,522)         -             -          (    14,522)
 Minimum pension
 liability adj.           108,621         -              108,621

Balance, December 31,
 1995     (316,073)     (   6,561)   (7,964,782)     ( 4,912,726)

 Net loss     -             -             -          (    76,616)
 Interest
          (  7,262)         -             -          (     7,262)

Balance, December 31,
 1996    $(323,335)    $(   6,561)  $(7,964,782)    $( 4,996,604)

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          For the six months ended June 30, 1996 and l995

                           (Unaudited)

                                      1996           1995

Cash Flows From Operating Activities:

  Net loss                           $(   76,616)$ (  702,366)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
      operating activities -

       Depreciation and amortization     804,935      809,981
       Equity in loss of
          unconsolidated subsidiary       26,900       65,490
       Deferred revenue               (  176,666) (   176,668)
       Amortization of note           (   79,217) (    79,215)
       Changes in operating assets
           and liabilities -
         Restricted Cash                 477,199       28,509
         Receivables                  (  209,346) (   240,939)
         Prepaid expenses
           and other current assets   (   94,931) (   136,077)
         Other assets                 (      230) (       581)
         Accounts payable
           and other accrued
           liabilities, including
           interest and taxes            321,123    1,271,248
         Other long-term liabilities  (   80,307) ( 1,024,885)
              Total adjustments          989,460      516,863

              Net cash provided by
               (used in)
               operating activities      912,844  (   185,503)

Cash Flows From Investing Activities:

    Additions to property,
       plant and equipment           (  221,678)  (   253,700)

      Net cash used in investing
        activities                  $(  221,678) $(   253,700)


Cash Flows From Financing Activities:

Proceeds from long-term debt       $    300,000  $     -
Principal payments of debt          (   765,357)  (   210,432)

  Net cash (used in)
    financing activities            (   465,357)  (   210,432)

Net increase, (decrease) in cash        225,809   (   649,635)

Cash at beginning of period             450,987        812,424

Cash at end of period              $    676,796  $     162,789

Supplemental Disclosures of Cash
    Flow Information:

  Cash paid during the period for-
    Interest:                      $    481,462  $     321,128

    Income taxes                   $     18,208  $       -


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 THE WESTWOOD GROUP INC., AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1996

                                (Unaudited)
1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, and the results of its operations for the three months and six months ended June
30, 1996 and 1995 and the statement of cash flows for the Six months ended June 30, 1996 and 1995. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements.

     Principles of Consolidation

          The accompanying consolidated financial statements as of, and for the three and six months ended, June 30, 1996 and 1995 include the accounts of the Company and its wholly-owned subsidiaries.

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

2.  Results of Operations and Management's Plans

          The Company's consolidated condensed financial statements have been prepared on the basis that it will be able
to continue in  existence.   The Company incurred a consolidated
net loss of approximately $76,616 and $702,366 in the six months ended June 30, 1996 and 1995, respectively. The net loss from operations in 1996 includes a non cash charge for depreciation and amortization of $805,000.

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

     -    Assisting the Board of Directors as requested;

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

          As part of the Loan Restructure Agreement, the Company maintains a non-recourse guarantee in the amount of $400,000, which is collateralized by 30,000 of the Company's shares of BBRG. The guarantee is reduced by $50,000 per year for three years beginning March 1996. In addition, the Company has pledged 15,000 of its BBRG shares to the Mortgagee as indemnification against past due real estate taxes owed to the City of Boston. Such shares will be released to the Company on a pro-rata basis as the past due real estate taxes are satisfied. The Company is amortizing the interest forgiven over the term of the new note. The outstanding balance included in long term debt at June 30, 1996 is $4,439,844.

          In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes.

          The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994, which was paid in full. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000
through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. The Company has not made the minimum quarterly payments in 1996 and is currently in default of this obligation. All distributions of the Foxboro Park Capital Improvements Trust Fund have been paid towards this obligation and the Company is currently renegotiating this agreement. The outstanding balance included in the current portion of long term debt at June 30, 1996 is $1,137,472.

          In December 1994, the Company entered into an amended loan agreement restructuring a $4.5 million term loan agreement dated November 1993. The new agreement was divided into two new notes. The first note included a principal balance of $1.0 million which was paid in full. The second note in the amount of $3.5 million, requires monthly payments of interest only, until June 1995 at an annual rate of 8.75% and, thereafter, monthly payments of principal and interest of $42,298 until maturity in June 1996. The Company has received an extension of terms through August 31, 1996 and is currently in the process of renewing the loan agreement. The outstanding balance included in current portion of long term debt at June 30, 1996 is $3,272,233.

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

          In March 1995, the loan to collateral value ratio fell below 75% and the Company has provided additional collateral through a second mortgage on certain real property. The Company is in compliance with all other terms of the note and has made all required payments. The Company has received an extension of terms through August 31, 1996 and is currently renegotiating a renewal of the loan agreement. The outstanding balance included in current portion of long term debt as of June 30, 1996 is $1,840,000.

          Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $110,686 at June 30, 1996. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

           In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5%, but is increased to 12% in the event of a default. The outstanding balance included in long term debt at June 30, 1996 is $76,651.

          In May 1995, the Company reached an agreement with a related party to restructure a 6% Promissory Note (the "Note") in the amount of $318,000. The new terms provide for the pledge of an additional 60,000 shares of BBRG common stock. The new terms also provide for principal payments, plus interest at 3/4 of 1% per month, of $9,000 per month until April 1996 and $12,000 per month from May 1996 until maturity in November 1996. The outstanding balance included in current portion of long term debt at June 30, 1996 is $192,000.

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


          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with
interest at 6%.   On June 4, 1996, the Note was amended extending
payment terms requiring the quarterly payments to begin on April 1, 1998. The outstanding balance included in long term debt at June 30, 1996 is $970,000.

          In January 1996, the Company entered into a short term borrowing arrangement in the form of a Note Payable in the amount of $300,000. The note requires 16 weekly payments commencing January 21, 1996 of $19,119.91 including principal and interest at 12%. The balance was paid in full during 1996.

4.   Investment in Affiliate

          The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the periods ended 1996 and 1995. The
Company's investment in BBRG is accounted for under the equity method.

Financial Information         June 30,    December 31,
(In thousands)                 1996           1995
Balance sheet data
  Current assets             $ 3,129     $   5,236
  Noncurrent assets           40,728        40,864
  Current liabilities         11,790        13,363
  Noncurrent liabilities       7,487         8,010
  Net equity                  24,580        24,727

               26 weeks ended
                              June 30,     June 25,
                               1996           1995
Earnings data
  Net sales                  $  42,648   $  45,013
  Gross profit                   4,743       4,565
  Net income (loss)           (    151)   (    354)
Company's equity in net income
(loss) of BBRG               $(     27)  $(     65)


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

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended June 30, 1996 compared to three months ended
June 30, 1995

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 1996 and l995.

                                       1996            1995


Live performances                       117            133
Simulcast days                           91             91

Parimutuel handle (thousands)
      Live-on track                  $12,664         $17,456
      Live-simulcast                   5,405           7,979
      Guest-simulcast                 13,684          12,860
            Total                    $31,753         $38,295

Total attendance                     144,579         177,043

Average per capita wagering          $   182         $   171

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended June 30, 1996 and l995.


                                       1996            1995

Total live performances                  61               41
Total simulcast days                     89               88

Parimutuel handle (thousands)
      Live-on track                  $ 2,776         $ 2,857
      Live-off track                  12,843           6,517
      Guest-simulcast                 12,182          10,377
            Total                    $27,801         $19,751

Total attendance                      75,087          72,977

Average per capita wagering          $   199         $   182

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Six  months ended June 30, 1996 compared to six months ended June
30, 1995

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the six months ended June 30, 1996 and l995.

                                       1996            1995


Live performances                       225            260
Simulcast days                          181            181

Parimutuel handle (thousands)
      Live-on track                  $23,356         $32,789
      Live-simulcast                   9,317          13,948
      Guest-simulcast                 27,113          26,112
            Total                    $59,786         $72,849

Total attendance                     268,498         332,564

Average per capita wagering          $   188         $   177

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the six months ended June 30, 1996 and l995.

                                       1996            1995

Total live performances                  61               41
Total simulcast days                    180              178

Parimutuel handle (thousands)
      Live-on track                  $ 2,776         $ 2,857
      Live-off track                  12,843           6,517
      Guest-simulcast                 23,295          20,758
            Total                    $38,914         $30,132

Total attendance                     120,684         115,830

Average per capita wagering          $   216         $   204

     Operating Revenue

     Revenue from parimutuel commissions increased to $7.49 million for the three months ended June 30, 1996 compared to $7.24 million from the three months ended June 30, 1995. This increase is attributable to the increase in Live-Simulcast Handle at Foxboro Park of over $6 million, from the comparable three months in 1995. Foxboro Park continues a strong marketing effort to sell its signal to premier Thoroughbred and Harness facilities throughout the country, which has resulted in an increase in revenues. In addition, Foxboro Park has stabilized its On-Track Handle by continuing to provide premier simulcast racing to its patrons. As such, Foxboro Park has been able to increase its Parimutuel commissions for the three months ended June 30, 1996 to $3 million from $2.6 million in the comparable period in 1995. In addition, Wonderland Park has been able to stabilize the effect of its decreased Handle by adjusting to a more favorable take out structure. As such, Parimutuel commissions at Wonderland Park has decreased slightly for the three months ended June 30, 1996 to $4.45 million compared $4.6 million for the three months ended June 30, 1995.

     This increase in parimutuel commissions for the three months ended June 30, 1996 compared to June 30, 1996 has offset the slow start in the first quarter of 1996. As such, parimutuel commissions has remained consistent for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 at $13.3 million.

     Parimutuel commission for the six months ended June 30, 1996 included approximately $178,700 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $61,652 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $181,039 deposited into the Harness and Thoroughbred Capital Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

     Concessions revenue remained consistent for the six months ended June 30, 1996 from 1995 at approximately $1.4 million. This level of consistent revenues is encouraging given the inclement weather and reduction in attendance. These results were attributable to better product offerings and an increased effort by management to improve customer service and satisfaction.

     Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances. Other operating revenues increased by approximately $40,000 for the six months ended June 30, 1996 compared to 1995.

     Operating Expenses

     Operating expenses of $8.5 Million for the three months ended June 30, 1996 decreased by approximately $700,000 from $9.2 Million for the three months ended June 30, 1995. This decrease is attributable to a decrease in purse expense of $173,000 as a result of a decrease in handle results at Wonderland resulting in a decrease in statutory purse expense. In addition, the Company was able to obtain a reduction of; Wages, Administrative and General and Operating expenses of approximately $560,000. This reduction was a direct result of managements efforts toward cost containment. These savings led to a decrease in operating expenses to $15.7 Million for the six months ended June 30, 1996 from $16.3 Million in 1995.

     Interest Expense

     Interest expense increased to approximately $230,000 in the three months ended June 30, 1996, from $130,000 in the three months ended June 30, 1995. During 1995, the Company eliminated a significant portion of interest relating to the restructuring of long term obligations resulting in immediate savings during the restructure period. (See Liquidity and Capital Resources - General). Consequently in 1996, the Company has begun servicing these obligations and has resumed interest accumulation. In addition, certain obligations have periodic increases in interest rates which have resulted in increased interest expense. This has resulted in an increase in interest expense for the six months ended June 30, 1996 to approximately $437,000 from $367,000 in 1995.

     Depreciation and Amortization

     Depreciation and amortization has remained consistent between years and any fluctuation is attributable to the purchase of fixed asset additions. The Company continues to replace capital items as they become obsolete. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset.

     Other Income

     Other income of approximately $88,333 for the three months ended June 30, 1996 and $176,666 for the six months ended June
30, 1996 is attributable to the amortization of deferred revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland and Foxboro.

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

     In March 1995, the loan to collateral value ratio fell below 75% and the Company has provided additional collateral through a second mortgage on certain real property. The Company is in compliance with all other terms of the note and has made all required payments. The Company has received an extension of terms through August 31, 1996 and is currently renegotiating a renewal of the loan agreement.

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


                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       THE WESTWOOD GROUP, INC.




Date  August 14, 1996    /s/ Richard P. Dalton
                         Richard P. Dalton
                         President


Date  August 14, 1996    /s/ Richard G. Egan, Jr.
                         Richard G. Egan, Jr.
                         Chief Financial Officer,
                         Treasurer

Date  August 14, 1996    /s/ Anthony V. Boschetto
                         Anthony V. Boschetto
                         Controller