Form 10-Q
period 1996-09-30
WESTWOOD GROUP INC
filed 1996-11-20
CIK 83530

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to


Commission File Number                                 0-1590



                                  THE WESTWOOD GROUP, INC.


(Exact name of registrant as specified in its charter)

         Delaware                                    04-1983910

(State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization       identification No.)

190 V.F.W. Parkway, Revere, Massachusetts               02151
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

Yes X       No

As of November 14, 1996 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                     September 30,   December 31,
                                         1996           1995
                                      (Unaudited)

Current assets:
   Cash                                $   618,128    $  450,987
   Restricted cash                         878,835     1,401,799
   Accounts receivable                   1,145,414       796,085
   Prepaid expenses and other
     current assets                        428,303       270,685
          Total current assets           3,070,680     2,919,556

 Land                                      348,066       348,066
 Buildings                              19,653,991    19,397,281
 Machinery and equipment                 5,019,142     4,936,976
 Leasehold improvements                 10,777,472    10,694,678
                                        35,798,671    35,377,001
   Less: accumulated depreciation
     and amortization                  (19,711,743)  (18,765,247)

   Net property, plant
     and equipment                      16,086,928    16,611,754

Other assets:
   Goodwill, less accumulated
     amortization of $ 348,000
     and $240,000                          372,000       480,000
   Investment in
     unconsolidated subsidiary           4,887,932     4,901,401
   Accounts receivable
     from officers, employees
     and related party                     331,644       318,005
   Other assets, less accumulated
     amortization of $965,716 and
     $818,614                              235,879       376,909

          Total other assets             5,827,455     6,076,315

          Total assets                 $24,985,063   $25,607,625

The accompanying notes are an integral part of these consolidated financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                September 30,     December 31,
                                    1996             1995  *
                                (Unaudited)

Current liabilities:
   Current portion of
     long-term debt            $   939,949     $5,853,754
   Long-term obligations
     in default                  5,878,709      1,751,235
   Subordinated notes payable      285,000        285,000
   Accounts payable and
     other accrued expenses     14,891,952     14,388,952
   Outstanding pari-mutuel
     tickets                     1,609,153      1,120,334

      Total current liabilities 23,604,763     23,399,275

Long-term debt,
  less current maturities        5,258,122      5,773,651
Other long-term liabilities      1,006,071      1,347,425

           Total liabilities    29,868,956     30,520,351

Commitments and contingencies

Stockholders' deficit:
   Common Stock, $.01 par value;
        Authorized 5,000,000 shares
        1,936,409 shares issued and
         outstanding                19,364         19,364
   Class B Common stock,
        $.01 par value;
        Authorized 5,000,000 shares;
        912,615 shares issued and
         outstanding                 9,126          9,126
   Additional paid-in capital   13,355,355     13,355,355
   Accumulated deficit         ( 9,969,430)   (10,009,155)
   Note receivable from
        related party          (   326,965)    (  316,073)
   Minimum pension
        liability adjustment  (     6,561)    (    6,561)
   Less cost of 1,593,199
        common and 600
        class B common
       shares in treasury     ( 7,964,782)    (7,964,782)

Total stockholders' deficit   ( 4,883,893)    (4,912,726)

Total liabilities, minority
 interest and stockholders'
 deficit                      $24,985,063    $25,607,625

      The accompanying notes are an integral part of these consolidated financial statements.

             * Reclassified for comparative purposes

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

     For the three months ended September 30, l996 and l995

                           (Unaudited)


                                           1996         1995 *


Operating revenue:
   Parimutuel commissions            $  7,745,942    $ 7,823,253
   Concessions                            839,232        845,283
   Other operating                        580,279        584,922
     Total operating revenue            9,165,453      9,253,458

Operating expenses:
   Wages, taxes and benefits            2,620,627      2,892,077
   Purses                               2,679,257      2,582,920
   Cost of food and beverage              288,536        402,755
   Administrative, general
          and operating                 2,999,575      2,871,694
   Depreciation and amortization          405,972        413,860
       Total operating expenses         8,993,967      9,163,306

       Income from operations             171,486         90,152

Other income/(expenses):
   Interest expense                   (   156,910)    (  306,367)
   Equity income in
     unconsolidated subsidiary             13,431          4,879
   Other income                            88,333         88,334
                                      (    55,146)    (  213,154)

Income (loss) before
   provision for income taxes             116,340     (  123,002)
Provision for income tax                    -               -

     Net income (loss)               $    116,340    $(  123,042)

Net income (loss) per share          $        .09    $(      .10)

Weighted average common
  shares outstanding                    1,255,225      1,255,225


The accompanying notes are an integral part of these consolidated financial statements.

*  Reclassified for comparative purposes

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

     For the nine months ended September 30, l996 and l995

                           (Unaudited)


                                           1996           1995 *


Operating revenue:
   Parimutuel commissions             $ 21,044,063   $21,131,400
   Concessions                           2,229,499     2,280,318
   Other operating                       1,783,135     1,748,834
       Total operating revenue          25,056,697    25,160,552

Operating expenses:
   Wages, taxes and benefits             7,539,231     7,949,587
   Purses                                6,722,293     6,597,902
   Cost of food and beverage               796,780       892,230
   Administrative, general
          and operating                  8,405,525     8,852,685
   Depreciation and amortization         1,210,907     1,223,841
       Total operating expenses         24,674,736    25,516,245
       Income (loss) from
         operations                        381,961    (  355,693)
Other income/(expenses):
   Interest expense, net               (   593,767)   (  674,062)
   Equity income (loss) in
     unconsolidated subsidiary         (    13,469)   (   60,611)
   Other income                            265,000       265,000
                                       (   342,236)   (  469,673)

Income, (loss) before provision
   for income taxes                         39,725    (  825,366)
Provision for income tax                      -             -

     Net income (loss)                $     39,725   $(  825,366)

Net income, (loss) per share          $        .03   $(      .66)

Weighted average common
  shares outstanding                     1,255,225     1,255,225



The accompanying notes are an integral part of these consolidated financial statements.

             *Reclassified for comparative purposes

            THE WESTWOOD GROUP INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) for the periods ended 1996, 1995 and 1994



                            Class B       Additional
                Common      Common          Paid-In   Accumulated
                Stock        Stock          Capital    (Deficit)


Balance, December 31,
 1994          $19,364      $9,126      $13,355,355  $(7,954,721)

 Net loss        -           -              -         (2,054,434)
 Interest receivable         -               -             -
 Minimum pension
 liability adj.  -           -               -             -

Balance, December 31,
 1995           19,364       9,126       13,355,355  (10,009,155)

 Net income      -           -               -            39,725

 Interest receivable         -               -             -

Balance, September
 30, 1996      $19,364      $9,126     $13,355,355  $( 9,969,430)

            THE WESTWOOD GROUP INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

            for the periods ended 1996, 1995 and 1994

                           (continued)

                            Minimum
        Note Receivable     Pension                  Total
          From Related      Liability     Treasury  Stockholders'
            Party            Adj.         Stock   Equity(Deficit)

Balance, December 31,
 1994     $(301,551)   $( 115,182)  $(7,964,782)   $ ( 2,952,391)

 Net loss     -             -             -          ( 2,054,434)
 Interest
 receivable( 14,522)        -             -          (    14,522)
 Minimum pension
 liability adj.            108,621        -              108,621

Balance, December 31,
 1995      (316,073)    (   6,561)   (7,964,782)     ( 4,912,726)

 Net income    -            -             -               39,725
 Interest
 receivable( 10,892)        -             -          (    10,892)

Balance, September
 30, 1996  $(326,965)  $(   6,561)  $(7,964,782)    $( 4,883,893)

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the nine months ended September 30, 1996 and l995

                           (Unaudited)

                                               1996        1995

Cash Flows From Operating Activities:

  Net income (loss)                      $    39,725  $( 825,366)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in)  operating activities -


       Depreciation and amortization       1,210,907  1,223,841
       Equity in loss of
          unconsolidated subsidiary           13,469      60,611
       Deferred revenue                   (  265,000)  ( 265,000)
       Amortization of note               (  118,825)  ( 118,823)
       Changes in operating assets
           and liabilities -
         Restricted Cash                     522,964   (  73,163)
         Receivables                      (  349,329)  ( 689,572)
         Prepaid expenses
           and other current assets       (  157,618)    169,019
         Other assets                     (   39,912)     98,279
         Accounts payable
           and other accrued
           liabilities, including
           interest and taxes                 503,000    660,636
         Outstanding pari-mutuel tickets      488,820    207,089
         Other long-term liabilities       (   76,354) ( 101,955)
              Total adjustments             1,732,122  1,170,962

            Net cash provided by
              operating activities          1,771,847    345,596

Cash Flows From Investing Activities:

    Additions to property,
       plant and equipment                 (  421,670) ( 350,499)

      Net cash used in investing
        activities                         (  421,670) ( 350,499)

Cash Flows From Financing Activities:

Proceeds from long-term debt                  300,000        -

Principal payments of debt                 (1,483,036) ( 576,742)

  Net cash (used in)
    financing activities                   (1,183,036) ( 576,742)

Net increase, (decrease) in cash              167,141  ( 581,645)

Cash at beginning of period                   450,987    812,424

Cash at end of period                     $   618,128 $   230,779

Supplemental Disclosures of Cash
    Flow Information:

  Cash paid during the period for-
    Interest:                             $   716,394 $   542,878

    Income taxes                          $    32,000 $   114,892

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP INC., AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

                           (Unaudited)


1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and the statement of cash flows for the nine months ended September 30, 1996 and 1995. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements.

     Principles of Consolidation

          The accompanying consolidated financial statements as of, and for the three and nine months ended, September 30, 1996 and 1995 include the accounts of the Company and its wholly-owned subsidiaries.

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

2.  Results of Operations and Management's Plans

          The Company's consolidated condensed financial statements have been prepared on the basis that it will be able to continue in existence. The Company had a consolidated net loss of approximately $825,000 in the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company had net income of approximately $39,000. The results from operations for each of the nine month periods ended September 30, 1995 and 1996 include a non cash charge for depreciation and amortization of approximately $1,200,000.

          For the period beginning in November 1992 through February 1995, the Company engaged the professional services of a corporate advisor (the "Advisor") to assist management in the planning and execution of a corporate reorganization. Subsequent to their engagement, the Company restructured its finance and accounting management personnel, who continued and enhanced the financial strategies undertaken by the restructuring team.

These activities included; managing the Company within its cash constraints, including the creation of a cash flow forecasting
system, developing an immediate short-term cost reduction   and
cash generation program, reorganizing operations and renegotiating certain service contracts and agreements in order to achieve operational efficiencies, negotiating with existing and potential lenders and creditors in an effort to restructure the Company's debt and to secure new sources of capital (See Note
3).

3.  Debt

          In June l993, the Company defaulted on its obligation under a non-recourse promissory note (the "Promissory Note") which was collateralized by a second mortgage on a building owned by the Company. The Promissory Note, which matured in June 1993, required a combined payment of principal and interest totalling $400,000 and this balance is included in long-term obligations in default at September 30, 1996. In October, 1996, the second mortgagee proceeded with a foreclosure sale which effectively sold their interest in the building to an independent third party. These foreclosure proceeding and subsequent sale resulted in a technical default on the first mortgage described in the following paragraph.

          In October 1994, the Company entered into a Loan Restructuring Agreement with the Mortgagee of property located at 284 Newbury St. The new agreement ("Loan Restructure Agreement") reduced the principal amount from approximately $4.5 million to $4.1 million and released outstanding interest of approximately $400,000. In consideration of the above, the Company has assigned all of the rents it receives from BBRG to the Mortgagee. The Loan Restructure Agreement required interest only payments through Maturity on September 1, 1998. Interest charged at 5.50% thru October 1995 and 8.29% thereafter.

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

          Due to the foreclosure of the second mortgage position and technical default on the first mortgage described above, the first mortgagee has enacted foreclosure proceedings. The effect of these proceedings would be a sale of the related building at foreclosure. The Company anticipates that these foreclosure proceedings and related sales will result in loss of control of the building and elimination of related debt. These transactions are expected to result in a net gain. The Company is unsure of the status of the shares of BBRG currently held as collateral on the non-recourse guarantee.

          The outstanding balance included in long term obligation in default at September 30, 1996 is $4,400,237.

          In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes.

          The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994, which was paid in full. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000
through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. The Company has not made the minimum quarterly payments in 1996 and is currently in default of this obligation. All distributions of the Foxboro Park Capital Improvements Trust Fund have been paid towards this obligation and the Company has received a verbal commitment to restructure the agreement requiring the minimum payments to equal distributions from the Foxboro Park Capital Improvement Trust Funds. The outstanding balance included in long-term obligations in default at September 30, 1996 is $1,078,472.

          In December 1994, the Company entered into an amended loan agreement restructuring a $4.5 million term loan agreement dated November 1993. The new agreement was divided into two new notes. The first note included a principal balance of $1.0 million which was paid in full. The second note in the amount of $3.5 million was renewed on September 13, 1996, with an extension of terms through January 31, 1998. The terms of the renewal require monthly principal and interest payments of $42,298 with interest at 11% through January 31, 1998. In addition, the principal balance was reduced through the payment of funds previously held in escrow of $534,000. The outstanding balance included in long term debt at September 30, 1996 is $2,701,227.

          In March 1995, the Company and the bank reached an agreement to restructure a $2,000,000 Term Note which was in default at December 31, 1994. The agreement became effective in April 1995. The terms provide for the pledge of 401,000 shares of BBRG common stock, (the "Collateral") and for the maintenance of a loan to collateral value ratio of 75%.

          In March 1995, the loan to collateral value ratio fell below 75% and the Company has provided additional collateral through a second mortgage on certain real property. The Company is in compliance with all other terms of the note and has made
all required payments.   The Company renewed the loan agreement
on September 13, 1996, with an extension of terms through January 31, 1998. The terms of the renewal require monthly payments of principal of $16,000 plus interest at 10% through January 31, 1998. The outstanding balance included in long-term debt as of September 30, 1996 is $1,792,000.

          Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $113,152 at September 30, 1996. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

           In April 1995, the Company reached an agreement to modify and extend a 5% Promissory Note in the amount of $110,000. The terms of the new agreement require sixty (60) monthly payments of principal and interest of $2,003. The annual interest rate is 7.5%, but is increased to 12% in the event of a default. The outstanding balance included in long term debt at September 30, 1996 is $72,081.

          In May 1995, the Company reached an agreement with a related party to restructure a 6% Promissory Note (the "Note") in the amount of $318,000. The terms provided for the pledge of an additional 60,000 shares of BBRG common stock. The terms also provide for principal payments, plus interest at 3/4 of 1% per month, of $9,000 per month until April 1996 and $12,000 per month from May 1996 until maturity in November 1996. In November of 1996, the Company negotiated an extension of terms through October 18, 1997. The outstanding balance included in long-term debt at September 30, 1996 is $156,000.

          In December 1994, as part of the agreement to sell land owned collectively by the Company and the Revere Realty Group, Inc., the Company was loaned $300,000 evidenced by a promissory
Note and Second Mortgage.   In conjunction with the loan, a
portion of the sales price in the amount of $300,000 was contingent upon the buyer obtaining certain permits for construction. The proceeds from this contingent payment are to be used to extinguish the obligation on the
related loan.   During August 1995, the buyer received the
applicable permits and on November 4, 1996, the Mortgage was discharged. The effect of the discharge will be reflected in the fourth quarter of 1996.

          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1995 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1996 of approximately $36,000 with
interest at 6%.   On June 4, 1996, the Note was amended extending
payment terms requiring the quarterly payments to begin on April 1, 1998. The outstanding balance included in long term debt at September 30, 1996 is $970,000.

          In January 1996, the Company entered into a short term borrowing arrangement in the form of a Note Payable in the amount of $300,000. The note required 16 weekly payments commencing January 21, 1996 of $19,119.91 including principal and interest at 12%. The balance was paid in full during 1996.

4.   Contingencies

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness Inc., and The Westwood Group Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint seeks a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

          On October 8, 1996, Foxboro Park filed an answer to the complaint which assert that Foxboro Park has a long-term right to occupy the Raceway and is entitled to substantial monetary damages. On that day, Foxboro Park filed a related complaint in Norfolk Superior Court Against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro Park also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

          On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc. Foxboro Park, Inc. and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint seeks to evict The Westwood Group, Inc., Foxboro Park, Inc., and Foxboro Harness, Inc. from the Foxboro Raceway. On November 18, 1996, Foxboro Park, Inc. filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

          No trial date on any of the actions has been set by Court. Foxboro Park intends to vigorously contest the claims asserted against it and related parties Foxboro Harness, Inc. and the Westwood Group, Inc. and to fully prosecute its affirmative claims against Foxboro Realty Associates, LLC and related parties. No liabilities relating to these actions are probable or reasonably estimateable and as such no further adjustments were reflected in the financial statements as of September 30, 1996.


5.   Investment in Affiliate

          The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the periods ended 1996 and 1995. The
Company's investment in BBRG is accounted for under the equity method.

Financial Information       September 29,  December 31,
(In thousands)                 1996           1995
Balance sheet data
  Current assets             $ 3,179     $   5,236
  Noncurrent assets           40,915        40,864
  Current liabilities         12,467        13,363
  Noncurrent liabilities       6,977         8,010
  Net equity                  24,650        24,727

                               39 weeks ended
                          September 29,    September 24,
                               1996           1995
Earnings data
  Net sales                  $63,824         $67,587
  Gross profit                24,884          26,536
  Net income (loss)           (   83)        (   325)
Company's equity in net
(loss) of BBRG               $(   13)       $(    60)


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

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended September 30, 1996 compared to three months ended September 30, 1995

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 1996 and l995.

                                       1996            1995

Live performances                       117            132
Simulcast days                           92             91

Parimutuel handle (thousands)
      Live-on track                  $12,474         $17,181
      Live-simulcast                   9,564           8,279
      Guest-simulcast                 13,050          13,150
            Total                    $35,088         $38,610

Total attendance                     145,297         174,558

Average per capita wagering          $   176         $   174

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended September 30, 1996 and l995.

                                       1996            1995

Total live performances                  60               55
Total simulcast days                     89               90

Parimutuel handle (thousands)
      Live-on track                  $ 2,589         $ 2,711
      Live-off track                  13,560           7,518
      Guest-simulcast                 14,632          16,073
            Total                    $30,781         $26,302


Total attendance                      69,483          78,324

Average per capita wagering          $   250         $   240

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the nine months ended September 30, 1996 and l995.

                                        1996          1995


Live performances                        342           392
Simulcast days                           273           272

Parimutuel handle (thousands)
      Live-on track                  $35,830        $ 49,970
      Live-simulcast                  18,881          22,227
      Guest-simulcast                 40,163          39,262
            Total                    $94,874        $111,459

Total attendance                     413,795         507,122

Average per capita wagering          $   184         $   176

     Foxboro Park

          The table below presents certain key statistics for
Foxboro Park for the nine months ended September 30, 1996 and
l995.
                                        1996           1995

Total live performances                  121             96
Total simulcast days                     269            268

Parimutuel handle (thousands)
      Live-on track                  $ 5,365        $  5,568
      Live-off track                  26,403          14,035
      Guest-simulcast                 37,927          36,831
            Total                    $69,695        $ 56,434

Total attendance                     190,167         194,154

Average per capita wagering          $   228        $    219

     Operating Revenue

     Revenue from parimutuel commissions decreased to $7.7 million for the three months ended September 30, 1996 compared to $7.8 million for the three months ended September 30, 1995. This decrease is attributable to the decrease in Live Handle at Wonderland Park of $4.7 million as a result of a reduction in the number of live performances from 132 in 1995 to 117 in 1996. Wonderland eliminated the less profitable Thursday Matinee performance and increased the number of races on Friday and Saturday Evening in an effort to maximize profit margins. In addition, many performance were lost due to unsafe weather conditions. This decrease in revenues at Wonderland was offset by an increase in Live- Simulcast Handle at Foxboro Park of over $6 million, from the comparable three months in 1995. Foxboro Park continues a strong marketing effort to sell its signal to premier Thoroughbred and Harness facilities throughout the country, which has resulted in an increase in revenues.

     As Foxboro Park has been able to find new and expanded markets for its simulcast signal, it has been able to stabilize parimutuel revenues for the three months ended September 30, 1996. Parimutuel commission at Foxboro was $3.22 million for the three months ended September 30, 1996 consistent with the three months ended on September 30, 1995 of $3.21 million

     In addition, Wonderland Park has been able to stabilize the effect of its decreased Handle by adjusting to a more favorable take out structure. As such, Parimutuel commissions at Wonderland Park has decreased only slightly for the three months ended September 30, 1996 to $4.525 million compared $4.620 million for the three months ended September 30, 1995.

     This trend is consistent for the nine months ending September 30, 1996, as the Company has been able to stabilize racing revenues by expanding the markets available to Foxboro Park and increasing the take out percentage at Wonderland Park. As Wonderland Park has noticed a decrease in Live Handle of $14.1 Million for the nine months ended September 30, 1996 with Live Handle at $35.8 Million compared to the nine months ended September 30, 1995 at $49.9. However, Wonderland has been able to stabilize revenues with a decrease in parimutuel commissions of only approximately $700,000 to parimutuel commission of $13.05 Million for the nine months ended September 30, 1996 from $13.75 Million for the comparable period in 1995. Foxboro Park has seen an increase in parimutuel commissions from 1995 of $613,000 to $7.985 million for the nine months ended September 30, 1996 compared to $7.372 million for the nine months ended September 30, 1995.

     Parimutuel commission for the nine months ended September 30, 1996 included approximately $279,400 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $107,355 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $318,375 deposited into the Harness and Thoroughbred Capital
Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

     Concessions revenue remained consistent for the nine months ended September 30, 1996 from 1995 at approximately $2.2 million. This level of consistent revenues is encouraging given the inclement weather and reduction in attendance. These results were attributable to better product offerings and an increased effort by management to improve customer service and satisfaction.

     Other operating revenues consist of programs, admissions, parking, lottery and other revenue directly related to the racing performances. Other operating revenues increased by approximately $40,000 for the nine months ended September 30, 1996 compared to 1995.

     Operating Expenses

     Operating expenses of $8.9 Million for the three months ended September 30, 1996 decreased by approximately $300,000 from $9.2 Million for the three months ended September 30, 1995. This decrease is attributable to a decrease in wages, taxes and benefits expense of $272,000 as a result of managements efforts to improve efficiency. In addition, the reduction in the number of performances at Wonderland Park with the elimination of the Thursday Matinee resulted in a reduction of wages and related e
expenses.   This reduction was a direct result of managements
efforts toward cost containment. These savings led to a decrease in operating expenses to $24.67 Million for the nine months ended September 30, 1996 from $25.56 Million in 1995.

Interest Expense

     Interest expense decreased to approximately $156,000 in the three months ended September 30, 1996, from $306,000 in the three months ended September 30, 1995.

     Depreciation and Amortization

     Depreciation and amortization has remained consistent between years and any fluctuation is attributable to the purchase of fixed asset additions. The Company continues to replace capital items as they become obsolete. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset.

     Other Income

     Other income of approximately $88,333 for the three months ended September 30, 1996 and $265,000 for the nine months ended September 30, 1996 is attributable to the amortization of deferred revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland and Foxboro.

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

     Racing Operations

     In order to meet the requirements for renewal of racing licenses in 1997, the Company's racing subsidiaries must demonstrate that they are financially stable entities, capable of disposing of their obligations on a timely basis. The Company has been issued a racing license for each facility through the 1997 racing season. The Company must apply annually for the racing license for the following year and as such there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland and Foxboro Park.

                        PART II - OTHER INFORMATION


Item l.   Legal Proceedings

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness Inc., and The Westwood Group Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint seeks a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

          On October 8, 1996, Foxboro Park filed an answer to the complaint which assert that Foxboro Park has a long-term right to occupy the Raceway and is entitled to substantial monetary damages. On that day, Foxboro Park filed a related complaint in Norfolk Superior Court Against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro Park also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

          On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc. Foxboro Park, Inc. and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint seeks to evict The Westwood Group, Inc., Foxboro Park, Inc., and Foxboro Harness, Inc. from the Foxboro Raceway. On November 18, 1996, Foxboro Park, Inc. filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.


          No trial date on any of the actions has been set by Court. Foxboro Park intends to vigorously contest the claims asserted against it and related parties Foxboro Harness, Inc. and the Westwood Group, Inc. and to fully prosecute its affirmative claims against Foxboro Realty Associates, LLC and related parties.

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



                       THE WESTWOOD GROUP, INC.




Date  November 20, 1996                 /s/ Richard P. Dalton
                                        Richard P. Dalton
                                        President


Date  November 20, 1996                 /s/ Richard G. Egan, Jr.
                                        Richard G. Egan, Jr.
                                        Chief Financial Officer,
                                        Treasurer

Date  November 20, 1996                 /s/ Anthony V. Boschetto
                                        Anthony V. Boschetto
                                        Controller