Form 10-K
period 1996-12-31
WESTWOOD GROUP INC
filed 1997-04-15
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission file Number 0-1590
December 31, 1996

                            THE WESTWOOD GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                              190 V.F.W. PARKWAY                    04-1983910
(state or other jurisdiction)                     REVERE, MA  02151              (IRS Employer Identifi-
of incorporation or organization    (address of principal executive offices           fication No.)
                                                 including zip code)

                                  617-284-2600
              (Registrant's telephone number, including area code)

                          -----------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class

                           Common Stock-$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

Indicate by check mark disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing, was:

                           Total No. of Shares
   Pricing of             Common Stock Held by               Aggregate
  Voting Stock                Nonaffiliates                Market Value
  ------------                -------------                ------------
    $1.50(1)                   305,875(2)                    $458,813

(1) The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for either the Company's Common Stock or Class B Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 9, 1997, was as follows:

         Common Stock, $.01 par value:  343,210
         Class B Common stock, $.01 par value:  912,015

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I
ITEM I.  BUSINESS
         (A)      GENERAL

                  The Westwood Group, Inc. (the "Company," which term as used herein includes its wholly-owned subsidiaries) was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. The Company operates Wonderland Greyhound Park, a pari-mutuel greyhound racing facility located in Revere, Massachusetts, and Foxboro Park, a pari-mutuel harness racing facility located in Foxboro, Massachusetts. In May, 1994, the Company reduced its ownership in the Back Bay Restaurant Group, Inc. ("BBRG") to approximately 19%.

         (B)      BUSINESS SEGMENTS

                  In 1996, 1995, and 1994, the Company's business was principally conducted in the pari-mutuel racing industry.

         (C)      DESCRIPTION OF BUSINESS RACING SUBSIDIARIES

                  The Company's wholly-owned subsidiary, Wonderland Greyhound Park, Inc. owns and operates a greyhound racetrack (collectively "Wonderland"), located in the City of Revere, Massachusetts. Revere adjoins the City of Boston. Wonderland Park is approximately five miles north of downtown Boston and is served directly by major transportation routes and the Massachusetts Bay Transportation Authority rail line. The racetrack is approximately two miles from Boston's Logan International Airport.

                  The racetrack facilities include a one-quarter mile oval sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center.

                  The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack to serve Wonderland's patrons. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 1996 was 1,167 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

                  Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland operates a year-round racing schedule of up to 520 matinee and evening performances.

                  Wonderland continues to provide its patrons with a variety of entertainment options by enhancing its full card simulcast wagering. During 1996, Wonderland provided its patrons with simulcast wagering from over 20 various tracks throughout the country. In addition, Wonderland has broadcast its simulcast signal to over 20 locations throughout the country. The Company is continuing to research new markets to broadcast its signal and new ways to provide quality racing entertainment to its on-track patron.

                  The Company's wholly-owned subsidiary, Foxboro Park, Inc. ("Foxboro"), operates a harness racetrack ("Foxboro Park") under an agreement to lease and is located on approximately 78 acres of land in the town of Foxboro, Massachusetts. The validity of Foxboro Park's agreement to lease the premises has been challenged by the present lessor and is the subject of ongoing litigation. (See Item 3. Legal Proceedings and Note 7 of Notes to Consolidated Financial Statements). Foxboro Park is approximately 25 miles southwest of Boston, and 32 miles southeast of Worcester, Massachusetts, and is served by major transportation routes.

                  The racetrack facilities include a five-eighths mile oval track, a physical plant consisting of a climate controlled grandstand and clubhouse, and administrative offices. The facility also includes stalls to accommodate 600 horses. The Company maintains and operates a full-service restaurant and various other concession facilities at the racetrack to serve Foxboro's patrons. The racetrack facility can accommodate 9,000 patrons, and includes paved and lighted parking providing capacity for 3,500 cars.

                  Foxboro also provides its patrons with the opportunity to wager on premier thoroughbred and harness racing, simulcast from various tracks throughout the country.

                  Foxboro's harness racing meet commenced in September l992 and continued for the remainder of the year. Foxboro conducted 150 and 165 harness racing performances in 1996 and 1995, respectively, and continues to operate exclusively as a harness racing facility, pursuant to a license to conduct 168 racing performances in 1997.

                  Foxboro has continued to enhance its simulcast wagering by providing its patrons with simulcast wagering from over 87 tracks throughout the country. In addition, through reciprocal arrangements with many of these same tracks, Foxboro has broadcast its live performances to a combination of over 578 tracks, casinos and off-track betting facilities throughout the country. This approach has provided Foxboro's patrons with top quality racing, both live and simulcast, while enhancing its total handle.

                  The Company's annual revenues are mainly derived from the commissions that it receives from wagers made by the public during its racing performances and from admission and concession charges at such performances. Wagers at Wonderland and

         Foxboro are placed under the pari-mutuel wagering system, pursuant to which the winning bettors in each race divide the total amount bet on the race (the "pool") in proportion to the sums they wagered individually, after deducting certain percentages governed by state law which are reserved for the Commonwealth of Massachusetts, the owners of the winning greyhounds, the owners of the harness race winners, the racetrack, and certain associations of breeders.

                  The pari-mutuel commission is regulated by the local and state regulatory commission in the jurisdiction of the individual race track. In addition, the net pari-mutuel commission varies based upon the type of wager. Also, the Company generates commission revenue from other tracks for all amounts wagered on our product at their facility. These commissions vary based upon our contractual arrangements from approximately 1.75% to 11%.

                  The Commonwealth of Massachusetts approved new simulcast legislation allowing Wonderland to increase the amount of certain pari-mutuel wagering that may be retained by the track, up to 26% of each $1.00 wagered starting in 1996.

                  As such, the average net pari-mutuel commission at Wonderland is approximately 22.1% of each $1.00 wagered on track. Out of this amount approximately 5.4% is distributed to kennel operators as purses paid, 4.0% is paid to the Commonwealth of Massachusetts in the form of pari-mutuel tax and .5% is deposited into both the Capital Improvements Trust Fund and Promotional Trust Fund. The average net simulcast fee earned in 1996 on the Wonderland Park signal broadcast to other tracks was 2.4%.

                  At Foxboro the average net pari-mutuel commission earned was approximately 21.5% of each $1.00 wagered. Out of this amount approximately 6.3% is distributed to the horse owners as purses paid, .425% is paid to the Commonwealth of Massachusetts in the form of a pari-mutuel tax, .64% is paid to the association representing the breeders and 1% is deposited each into both the Capital Improvement Trust Funds and Promotional Trust Funds. The average net simulcast fee earned in 1996 on the Foxboro Park signal broadcast to other tracks was 4.0%.

                  The Commonwealth of Massachusetts is the trustee and Wonderland and Foxboro are the beneficiaries of the Greyhound Capital Improvements and Promotional Trust Funds, and the Harness Horse and Running Horse Capital Improvements and Promotional Trust Funds, respectively, which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

         (D)      COMPETITION AND MARKETING

                  The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered.

                  The Company continues to be negatively impacted by a strong and growing Massachusetts Lottery, two Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island, greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons.

                  Management believes that the long-term strategy to best maximize shareholder value is to position Westwood for growth, not in the narrow confines of the pari-mutuel industry, but rather, in the gaming and entertainment industry. To that end, management has worked diligently over the last four years attempting to convince the Governor and the Legislature of the Commonwealth of Massachusetts of the need to allow the State's four commercial racetracks to offer their patrons expanded gaming opportunities. It has been a long and involved process which has become more complicated by the Wampanoag Indians' efforts to open a casino in Massachusetts. In light of the significant economic benefits that the racing industry has provided the Commonwealth of Massachusetts over the past sixty years, management is cautiously optimistic that the Governor and the Legislature may enact such gaming legislation. No assurance can be given, however, that such legislation will be enacted or enacted on favorable terms.

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

                  Alcoholic beverage control regulations require each of the restaurant and bar facilities at Wonderland and Foxboro to apply to a state and local authority for a license or permit to sell alcoholic beverages on the premises. The licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants and bars, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license could adversely affect the Company's ability to operate the restaurant facilities. The Company has not encountered any material problems relating to alcoholic beverage licenses to date.

                  Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions.

                  Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax payment requirements in respect to employees who receive gratuities could, however, have a material adverse effect on the Company's results of operations.

         (F)      EMPLOYEES

                  At December 31, 1996, the Company employed approximately 600 persons.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's Wonderland Park racing facility is mortgaged to secure the indebtedness owed under a term loan to the MSCGAF Realty Trust and a term loan to First Trade Union Bank. (See Item 7, Liquidity and Capital Resources and
Note 3 of Notes to Consolidated Financial Statements).

         The Company invested approximately $9.4 million in 1992, in connection with the commencement of operations at Foxboro Park, which is owned by an unrelated party. Included in the $9.4 million is approximately $7.5 million in capital improvements. The Company is conducting operations at such facility under an agreement to lease and the Company's occupancy right is currently subject to litigation (see Item 3, Legal Proceedings).

         The executive offices are owned by the Company and are located at Wonderland Greyhound Park in Revere, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

         On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness, Inc., and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint seeks a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

         On October 8, 1996, Foxboro filed an answer to the complaint as well as counterclaims which assert that Foxboro has a long-term right to occupy the Raceway and is entitled to substantial monetary damages. On that day, Foxboro also filed a related complaint in Norfolk Superior Court against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

         On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc., Foxboro Park, Inc. and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint seeks to evict Foxboro from the Foxboro Raceway. On November 18, 1996, Foxboro filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

         On December 5, 1996, the Court consolidated the three actions referred to above and scheduled trial for March 11, 1997. The court subsequently rescheduled the trial of the consolidated actions to April 14, 1997.

         On March 11, 1997, Foxboro Realty filed a motion for summary judgment with respect to its summary process claim for possession of the Foxboro Raceway premises. Foxboro has opposed Foxboro Realty's motion for summary judgement. The Court has not yet ruled on the motion.

         Foxboro intends to vigorously contest the claims asserted against it and related parties Foxboro Harness, Inc. and The Westwood Group, Inc. and to fully prosecute its affirmative claims against Foxboro Realty Associates, LLC and related parties.

         In December 1993, the labor contract between Wonderland and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutuel clerks at Wonderland was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain weekend and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local 254 agreed to a three year extension of the Union's current contract amended by Wonderland's final offer. The Union is challenging the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of the Union in October 1994. If the Union is successful in its challenge, Wonderland may be required to retroactively compensate the Union member employees for the difference between the old contract rates and the new contract rates for that period of time, or approximately $750,000. The Company believes it has meritorious defenses to the challenge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
  RELATED STOCKHOLDER MATTERS

         (a)      MARKET PRICE

                  There is no established trading market for the Company's Common Stock or the Company's Class B Common Stock.

         (b)      APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK
                    AND CLASS B COMMON STOCK

                                                                                            Number
                                                                                           of Record
                                                                                         Holders as of
                  Title or Class                                                        March 28, 1997
                  --------------                                                        --------------

                  Common Stock -- par value $.01                                              473
                  Class B Common Stock -- par value $.01                                       11

         (c)      DIVIDEND HISTORY

                  No dividends have been declared by the Company on its Common Stock during 1996 or 1995. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either class of Common Stock in the immediate future.

                  The Company is in default on its outstanding 14.25% subordinated debentures which prohibits the Company from declaring or paying any dividend or from making any distribution on any of its capital stock. (See Item 7, Liquidity and Capital Resources and Note 3 of Notes to Consolidated Financial Statements).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information for the fiscal year ended December 31, 1996 is derived from the Consolidated Financial Statements, as audited by BDO Seidman, LLP, independent accountants. The Selected Consolidated Financial Information for the fiscal years ended December 31, 1995, 1994, 1993, and 1992 is derived from the Consolidated Financial Statements, as audited by Coopers & Lybrand L.L.P., independent accountants. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's prior years' Form 10-K and included herein.

                                                                             December 31,
                                                                             ------------

                                                1996            1995           1994             1993             1992
                                              --------        --------        --------        ---------        --------
                                                               (Dollars in Thousands Except Per Share Amount)

CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:

Revenue:
   Operating revenue                          $ 31,796        $ 33,108        $ 32,805        $  31,801        $ 27,840
   Former restaurant division(2)                    --              --              --           77,292          63,349


     Total revenue                              31,796          33,108          32,805          109,093          91,189
                                              --------        --------        --------        ---------        --------

Expenses:
   Operating expenses                           30,844          32,667          34,620           33,903          32,782
     Former restaurant division                     --              --              --           68,680          54,775
     Depreciation and amortization               1,540           1,628           1,680            5,585           5,468
                                              --------        --------        --------        ---------        --------

     Total expenses                             32,384          34,295          36,300          108,168          93,025
                                              --------        --------        --------        ---------        --------

Income (loss) from operations                     (588)         (1,187)         (3,495)             925          (1,836)

Interest expense, net                             (755)           (709)         (2,248)          (5,884)         (4,522)
Other income (expense), net                      1,868            (158)          6,820              (81)         (6,082)
Minority interest                                   --              --              --           (1,977)         (1,385)
                                              --------        --------        --------        ---------        --------
Income (loss) before income taxes
  and extraordinary item                           525          (2,054)          1,077           (7,017)        (13,825)

Provision for income taxes                          13              --             145            2,358           1,847
                                              --------        --------        --------        ---------        --------

Income (loss) before extraordinary item            512          (2,054)            932           (9,375)        (15,672)

Extraordinary item, net                             --              --          11,160               --              --
                                              --------        --------        --------        ---------        --------

Net income (loss)                             $    512        $ (2,054)       $ 12,092        $  (9,375)       $(15,672)
                                              ========        ========        ========        =========        ========

Income (loss) per share:
Income (loss) before extraordinary item       $    .41        $  (1.64)       $    .74        $   (7.47)       $ (12.49)
Extraordinary item                                  --              --            8.89               --              --
                                              --------        --------        --------        ---------        --------

Net income (loss) per share                   $    .41        $  (1.64)       $   9.63        $   (7.47)       $ (12.49)
                                              ========        ========        ========        =========        ========

Cash dividends declared                       $     --        $     --        $     --        $      --        $     --
                                              ========        ========        ========        =========        ========

CONSOLIDATED BALANCE SHEET DATA:
   Working capital (deficit)                  $(17,105)       $(20,480)       $(15,264)       $ (47,550)       $(40,161)
   Total assets                                 20,830          25,608          27,823           62,722          64,846
   Long-term debt(1)                             3,435           5,774           9,550              544           4,265
   Stockholders' deficit                        (4,464)         (4,913)         (2,952)         (15,022)         (5,235)

----------------------------
(1) Long-term debt at December 31, 1996, 1995, 1994, 1993, and 1992 excludes $3,412, $1,751, $2,504, $25,382 and $31,534, respectively of long term debt reclassified as current obligations (see Note 3 of Consolidated Financial Statements).
(2) The table above reflects the Company's accounting for its investment in BBRG under the consolidation method for 1993 and 1992 and under the equity method for 1996, 1995 and 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

         WONDERLAND

         Wonderland conducts live racing seven nights and two afternoons per week, and offers simulcast wagering every afternoon and evening. The table below illustrates certain key statistics for Wonderland, for each of the past three years:

                                                          Year Ended December 31,
                                                          -----------------------

                                                        1996       1995       1994
                                                        ----       ----       ----

Performances                                             449        509        511
Simulcast Days                                           358        359        357
Pari-mutuel handle (millions)
   Live-on track                                        $ 45       $ 63       $ 72
   Live-simulcast                                         27         30          3
   Guest-simulcast                                        52         52         43
                                                        ----       ----       ----
Total                                                   $124       $145       $118
                                                        ====       ====       ====
Total attendance (thousands)                             524        631        737
Average per capital on site wagering                    $185       $182       $156
                                                        ====       ====       ====

         During 1996, the Company continued to monitor operational profitability per performance. In efforts to improve Wonderland's operational results, the Company reduced its weekly schedule to nine performances compared to ten during 1995 and 1994. Wonderland has been granted a license to conduct 465 racing performances during 1997.

FOXBORO

         In 1996 and 1995, Foxboro conducted seasonal live harness racing generally three evenings and one to two matinees per week, while simulcasting every afternoon and evening. Live racing and simulcasting were conducted year-round in 1994. The table below presents certain key statistics for Foxboro for each of the past three years:

                                            Year Ended December 31,
                                            -----------------------

                                           1996       1995       1994
                                           ----       ----       ----

Performances                                150        165        158
Simulcast Days                              352        357        352
Pari-mutuel handle (millions)
   Live-on track                           $  6       $  7       $ 10
   Live-simulcast                            32         21         14
   Guest-simulcast                           48         48         47
                                           ----       ----       ----
Total                                      $ 86       $ 76       $ 71
                                           ====       ====       ====
Total attendance (thousands)                257        252        221
Average per capital on site wagering       $211       $219       $257
                                           ====       ====       ====

         The Company has made significant changes in the scheduling of its live races to accommodate simulcast times of many of its simulcast partners. This effort has made our product more marketable. These factors also have a significant impact on the Company's ability to improve the quality of horses and racing at Foxboro.

         Foxboro has been granted a license to conduct 168 harness racing performances during 1997.

         Foxboro is currently operating under an agreement to lease the premises, the validity of which has been challenged by the present lessor (See
Item 3. Legal Proceedings). Pursuant to the terms and conditions of its racing license, Foxboro began paying $87,500 per month for the use and occupancy of the premises effective January, 1997.

         OPERATING REVENUE

         The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

         1996 VS 1995

         Total operating revenue decreased to $31.8 million from $33.1 million in 1995, a decrease of $1.3 million or 4%. Pari-mutuel commissions decreased by $1.0 million to $26.6 million from $27.6 million. The decrease in commission revenue is due to a decline in on-track wagering of approximately $18 million at Wonderland and $1 million at Foxboro. The impact of these on-track handle declines was partially offset by an increase in live-simulcast wagering at Foxboro of approximately $12 million and an increase in the pari-mutuel commission rate at Wonderland during 1996. Per capita wagering at both Wonderland and Foxboro did not change significantly in 1996 as compared to 1995, however, Wonderland experienced a decline in on-track attendance of approximately 107,000 persons in 1996, or an approximate 17% reduction, as compared to 1995. Wonderland had 60 fewer live racing performances in 1996 as compared to 1995, with an average attendance of approximately 1,167 persons, while average attendance in 1995 was approximately 1,240 persons. Foxboro's attendance was up slightly in 1996 over 1995.

         Concessions revenue decreased to $2.98 million in 1996 from $3.15 million in 1995 or by approximately 5%. Other operating revenue consists of program sales, admission, parking and gift shop sales. These revenues declined by approximately $129,000 in 1996 as compared to 1995 from $2.36 million to $2.23 million. The decreases in these revenues in 1996 are the result of lower attendance as compared to 1995.

         Revenue for 1996 includes approximately $357,000 deposited into the Greyhound Promotional Trust Fund and approximately $354,000 deposited into the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $141,000 deposited into the Harness and Running Horse Promotional Trust Funds combined and $421,000 deposited into the Harness and Running Horse Capital Improvement Trust Funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland and Foxboro.

         1995 VS 1994

         Total operating revenue increased to $33.1 in 1995 from $32.8 million in 1994, an increase of $0.3 million or 1.%. Revenue from pari-mutuel commissions increased slightly to $27.6 million in l995, from $27.3 million in l994, an increase of $.3 million. The increase in pari-mutuel commission is attributable to the increase in live simulcasting. The total handle on product exported to other tracks increased by $33.5 million, $6.5 million at Foxboro and $27 million at Wonderland. This increase results in an increase in commissions receivable from various tracks through-out the country of approximately 3% of handle or $1.1 million. On-track handle remained consistent from 1994 to 1995 at $170 million, $55 million at Foxboro and $115 million at Wonderland. This stabilization of on-track handle represents an increase in per capita wagering as on-track attendance has decreased. The Company has made an aggressive effort to provide a larger variety of wagering options to its patrons by increasing the number of tracks available. This effort has enabled the Company to maintain consistent handle results given a dwindling attendance base. As such, approximately $11 million of the on-track wagering shifted to simulcast product. This change in product mix has resulted in a lower net commission rate. Consequently, on-track commission decreased by $.8 million, resulting in a net increase of pari-mutuel commissions of $.3 million.

         Concessions revenue increased by approximately $167,000 in 1995 from 1994, as a result of the Company controlling the entire food service operation in 1995. Other operating revenue consists of program revenue, admissions, parking and gift shop sales. The decrease of approximately $173,000 in 1995 is a result of the decrease in attendance.

         Revenue for l995 includes approximately $470,00 deposited into the Greyhound Promotional Trust Fund and approximately $470,000 deposited into the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $136,000 deposited into the Harness and Running Horse Promotional Trust Funds combined and $420,000 deposited into the Harness and Running Horse Capital Improvement Trust Funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland and Foxboro.

         OPERATING EXPENSES

         1996 VS 1995

         Operating expenses in 1996 of $32.4 million decreased from $34.3 million in 1995. This $1.9 million reduction or approximately 6% is attributable to the Company's efforts to contain costs and renegotiate and restructure vendor relationships.

         The Company realized savings in operating wages, taxes and benefits of approximately $507,000 in 1996, which was primarily attributable to Wonderland.

         The Company realized cost savings on purse expense in 1996 of approximately $205,000. Wonderland purses decreased by approximately $809,000 to $5.24 million in 1996 from $6.05 million in 1995. Purses at Wonderland is determined by the statutory requirements of the Commonwealth of Massachusetts and this decrease is attributable to the decrease in total on-track handle. In 1996, purses in Foxboro increased by approximately $604,000 to $3.41 million from $2.81 million in 1995. The increase in purses is attributable to the increase in live-simulcast handle to $32.2 million in 1996 from $20.6 million in 1995 and payments made in excess of statutory and contractual amounts in an effort to bring premier harness horses to Foxboro.

         In addition, the Company realized savings in general and administrative costs in 1996 of $1.1 million. These savings are attributable to reductions in almost all operating expense categories due to successful cost containment efforts. The savings in operating expenses were partially offset by increased legal costs for litigation in 1996 (See Item 3 and Note 7 of Notes to Consolidated Financial Statements).

         1995 VS. 1994

         Operating expenses in 1995 of $34.3 million decreased from $36.3 million in 1994 by $2 million. This decrease is attributable to the Company's continued reorganization efforts and cost containment procedures. The Company realized savings in operating wages, taxes and benefits of approximately $477,000 in 1995, of which $258,000 and $219,000 were attributable to Foxboro and Wonderland, respectively. These savings represent efforts to manage the facilities by running live racing at Foxboro during the peak season only and closing parts of the Wonderland facility during non-peak performances.

         The Company realized cost savings on purse expense in 1995 of approximately $673,000. Wonderland purses increased by approximately $310,000 to $6.1 million in 1995 from $5.8 million in 1994. Purses at Wonderland is determined by the statutory requirements of the Commonwealth of Massachusetts and this increase is attributable to the increase in total handle. In 1995, Foxboro only paid purses in the amounts dictated by its statutory requirements with the Commonwealth of Massachusetts and its contractual obligations with the

Horse Owners. During 1994, Foxboro paid purses in excess of statutory requirements during the summer season. This period was marketed as the "Summer Sizzle" and an effort was made to bring the premier Harness Horses to Foxboro. In conjunction with this marketing effort, a large sales effort was started to broadcast Foxboro's signal to various tracks throughout the country. As a result, Foxboro was able to increase the number of tracks receiving the simulcast signal and increase simulcast handle in 1995. As a result of paying purses in excess of statutory requirements in 1994 a reduction of purses in 1995 of approximately $980,000, was realized.

         In addition, the Company realized savings in general and administrative costs in 1995 of $858,000. These savings are attributable to a reduction in legal and consulting costs associated with the restructuring of approximately $300,000. In addition, the Company reduced its marketing budget by approximately $600,000 in 1995.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $88,000 and $52,000 in 1996 and 1995, respectively, as compared to the previous year. Depreciation and Amortization remained relatively consistent with the level of property, plant and equipment or intangible asset changes during these periods.

         INTEREST EXPENSE

         Interest expense increased by approximately $46,000 in 1996 to $755,000 from $709,000 in 1995 due to expense incurred on short-term borrowings. As discussed further below, the Company significantly reduced its long-term debt during 1996. However, the Company's 1996 interest expense was not significantly impacted due to the late timing of such events in December of 1996.

         Interest expense decreased by approximately $1,539,000 to $709,000 in 1995 from $2,248,000 in 1994. This decrease is attributable to the restructuring of many of the Company's debts as discussed in further detail below.

         INVESTMENT GAINS

         As part of the exchange of 98.6% of the Company's 14.25% Subordinated Notes for 887,000 shares of BBRG common stock, the Company realized an investment gain of approximately $4,252,000 in 1994 (See Liquidity and Capital Resources - General). Other net gains on investments in 1994, are attributable to the sale of certain marketable securities.

         GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

         In December 1996 the first and second mortgage holders completed foreclosure proceedings on the Company's property located at 284 Newbury Street in the Back Bay Section of Boston. These transactions resulted in a gain of approximately $1.1 million and the reduction of liabilities of approximately $5.2 million including accrued interest and property taxes of approximately $471,000. These mortgage obligations were non-recourse to the Company and also resulted in the release of 45,000 shares of BBRG stock previously held by the first mortgagee as additional collateral.

         In December 1994, the Company and Revere Realty Group ("Revere Realty") collectively sold fifteen acres of excess land located in Revere, MA to a third party for $3,705,000. The Company owned nine of the fifteen acres and held a mortgage of approximately $1.6 million on the remaining six acres, which were owned by Revere Realty. The proceeds allocated to Revere Realty were used by Revere Realty to satisfy its indebtedness to the Company. The Company realized a pre-tax gain of approximately $1.1 million on the sale of the land and recorded other income of approximately $.6 million related to the repayment of the Revere Realty indebtedness, for interest due and the recovery of amounts previously written off. In 1996, the remaining $300,000 contingent mortgage was discharged pursuant to the agreement with the buyer. The $300,000 discharge was recorded as a gain on sale of real property in 1996.

         EXTRAORDINARY ITEM - GAIN ON RETIREMENT AND
          FORGIVENESS OF DEBT (NET OF TAX)

         In May 1994, the Company realized an extraordinary gain of approximately $11.2 million, net of taxes and the write-off of bond issuance cost, premiums and interest, from the exchange of approximately 98.6% of the Company's 14.25% Subordinated Notes (See Liquidity and Capital Resources - General).

         LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facilities at Wonderland and Foxboro, and for debt service requirements, including those relating to debt incurred in connection with capital expenditures at Foxboro Park during l992.

         The Company's cash and cash equivalents totaled $1.034 million at December 31, 1996, compared with $451,000 at December 31, 1995. The Company generated cash flows from operations of $2.335 million in 1996 as compared to $782,000 in 1995. The increase in 1996 is principally attributable to improved operating results with a net income of $512,000 in 1996 compared to a net loss of $2,054,000 loss in 1995. Non cash items included in the

Company's net income in 1996 consist of depreciation and amortization expense of $1.5 million, net gain on sale foreclosure of real property of $1.4 million and amortization of deferred revenue of $353,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided $938,000 of cash in 1996. During 1996 the Company increased its accrual for rent at Foxboro by $1.4 million through a charge to general operating expenses. Cash payments for rent commenced in 1997. Net cash used in investing activities in 1996 of $676,000 represents investments and additions to the property, plant and equipment, principally at Wonderland. Financing activities in 1996 include approximately $1.98 million of funds used to reduce outstanding balances on long term debt. Significant reductions were made in the MSCGAF Realty Trust note of approximately $753,000, the creditors composition note of approximately $451,000 and the First Trade Union Bank line of credit of $192,000. Short-term borrowing arrangements provided net proceeds of $521,000 in 1996.

         GENERAL

         In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $11.2 million net of applicable income taxes. The net extraordinary gain includes forgiveness of interest and indebtedness reduced by related expenses and the write-off of remaining bond issuance fees. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default and mature in 1997.

         In 1992, the Company, through its subsidiaries, invested approximately $9,400,000 for capital improvements, equipment and start-up costs in connection with the commencement of thoroughbred and harness racing at Foxboro Park. The Company entered into certain agreements for the financing of this investment principally through the MSCGAF Realty Trust Note ("MSCGAF Note") and the Creditors Trust Agreement. During 1996, the Company renewed and extended the MSCGAF note until January 1998. The Creditors Trust Agreement was in default at December 31, 1996 (See further discussion below).

         In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing obligations. The first obligation included a principal balance of $200,000 with four equal monthly installments through September 15, 1994 which has been paid. The second obligation included a principal balance of $2 million, and requires minimum quarterly payments of $230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payments towards these amounts. A conditional bonus provision is required upon future events and conditions. The Company is in default of the minimum payment requirements and is currently negotiating to restructure the minimum payment requirement. All receipts from the Capital Improvements Trust Funds have been distributed as payments. The entire obligation has been included as a current liability at December 31, 1996 due to the events of default.

         Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $116,000 and $163,000 at December 31, 1996 and 1995, respectively. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

         Included in the current portion of long term debt at December 31, 1996, is the outstanding indebtedness under a line of credit of $1,744,000 which matures in July, 1997. Short-term borrowing arrangements totaling $521,000 at December 31, 1996, mature in 1997.

         In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In April 1996 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1998 of approximately $36,000 with interest at 6%.

         The Company and its subsidiaries have several immediate needs for cash. Financing arrangements consist of current maturities of long-term debt, including obligations in default, totaling $3,412,000 and short-term borrowing arrangements of $521,000. Additionally, pursuant to the terms and conditions of its license, the Company is required to make monthly rent payments for the Foxboro facility of $87,500 ($1,050,000 annual requirements). There can be no assurance that the Company's efforts to provide additional liquidity or to renew and extend existing financial arrangements will be successful. Management anticipates that unless its efforts are successful, the Company may not have sufficient cash to cover operating expenses and scheduled debt payments during l997.

         RACING SUBSIDIARIES

         In order to meet the requirements for renewal of racing licenses in 1998, the Company's racing subsidiaries must demonstrate that they are financially stable entities, capable of disposing of their obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1998 racing licenses, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland and Foxboro.

         In the event that the Company is not successful in obtaining 1998 racing licenses, the adverse impact on the Company's financial results and position would be material.

         IMPACT OF INFLATION AND CHANGING PRICES

         Certain of the Company's operating expenses, such as wages and benefits, equipment repair and replacement, and inventory and marketing costs, increase with general inflation. In order for the Company to cope with inflation, it must, to the extent permitted by competition and patron acceptance, pass increased cost on by periodically increasing prices. The Company is limited in its ability to offset the effects of inflation by increasing its percentage of handle in the racing subsidiaries, because its percentage is governed by statute.

         NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company is required to disclose the pro forma net income or loss and per share amounts in the Notes to the Consolidated Financial Statements using the fair-value based method. During the three years ended December 31, 1996, the Company had no stock based compensation.

         Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" is effective for fiscal years ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. The effect of adopting SFAS No. 128 has not been estimated. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE


REPORTS OF INDEPENDENT ACCOUNTANTS                                          21-22


CONSOLIDATED BALANCE SHEETS                                                 23-24


CONSOLIDATED STATEMENTS OF OPERATIONS                                          25


CONSOLIDATED STATEMENTS OF CHANGES IN
 STOCKHOLDERS' DEFICIT                                                         26


CONSOLIDATED STATEMENTS OF CASH FLOWS                                       27-28


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  29-30

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Westwood Group, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on certain debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                BDO Seidman, LLP


Boston, Massachusetts
March 25, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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


                                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 8, 1996

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                   ----------


          ASSETS                                         1996              1995
                                                     -----------       -----------

Current assets:
   Cash and cash equivalents                         $ 1,033,911       $   450,987
   Restricted cash                                     1,021,221         1,401,799
   Accounts receivable                                   641,345           796,085
   Prepaid expenses and other current
    assets                                               198,295           270,685
                                                     -----------       -----------

   Total current assets                                2,894,772         2,919,556
                                                     -----------       -----------

Property, Plant & Equipment:
   Land                                                  348,066           348,066
   Buildings                                          14,630,088        19,397,281
   Machinery and Equipment                             5,034,426         4,936,976
   Leasehold improvements                             10,864,559        10,694,678
                                                     -----------       -----------
                                                      30,877,139        35,377,001
Less accumulated depreciation and
 amortization                                         18,919,632        18,765,247
                                                     -----------       -----------
   Net property, plant and equipment                  11,957,507        16,611,754
                                                     -----------       -----------

Other assets:
   Goodwill, less accumulated amortization
    of $384,000 and $240,000                             336,000           480,000
   Investments                                         4,987,796         4,901,401
   Notes receivable from officer                         336,190           318,005
   Other assets, less accumulated amortization
    of $871,732 and $818,614                             317,736           376,909
                                                     -----------       -----------

   Total other assets                                  5,977,722         6,076,315
                                                     -----------       -----------

   Total assets                                      $20,830,001       $25,607,625
                                                     ===========       ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                  ------------


LIABILITIES AND STOCKHOLDERS' DEFICIT                        1996               1995
                                                        ------------        ------------

Current liabilities:
   Current maturities of long-term debt                 $  2,226,973        $  5,853,754
   Long-term obligations in default                          900,500           1,751,235
   Subordinated notes payable                                285,000             285,000
   Short-term borrowings                                     520,990                  --
   Accounts payable and other accrued liabilities         15,646,522          14,944,406
   Outstanding pari-mutuel tickets                           420,119             564,880
                                                        ------------        ------------
   Total current liabilities                              20,000,104          23,399,275

Long-term debt, less current maturities                    3,434,758           5,773,651
Other long-term liabilities                                1,859,378           1,347,425
                                                        ------------        ------------
   Total liabilities                                      25,294,240          30,520,351
                                                        ------------        ------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.01 par value authorized
    3,000,000 shares; 1,936,409 shares issued                 19,364              19,364
   Class B common stock, $.01 par  value;
    authorized 1,000,000 shares; 912,615 shares
    issued                                                     9,126               9,126
   Additional paid-in capital                             13,355,355          13,355,355
   Accumulated deficit                                    (9,497,349)        (10,009,155)
   Note receivable from stockholder                         (330,594)           (316,073)
   Minimum pension liability adjustment                      (55,359)             (6,561)
   Cost of 1,593,199 common and 600 Class B
    common shares in treasury                             (7,964,782)         (7,964,782)
                                                        ------------        ------------
   Total stockholders' deficit                            (4,464,239)         (4,912,726)
                                                        ------------        ------------

   Total liabilities and stockholders' deficit          $ 20,830,001        $ 25,607,625
                                                        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   -----------



                                                             1996                1995                1994
                                                         ------------        ------------        ------------
Operating revenue:
     Pari-mutuel commissions                             $ 26,584,195        $ 27,598,801        $ 27,289,706
     Concessions                                            2,984,352           3,152,174           2,984,933
     Other operating                                        2,227,889           2,357,186           2,530,248
                                                         ------------        ------------        ------------
         Total operating revenue                           31,796,436          33,108,161          32,804,887
                                                         ------------        ------------        ------------
Operating expenses:
     Wages, taxes and benefits                             10,011,713          10,518,322          10,995,734
     Purses                                                 8,658,256           8,863,655           9,536,257
     Cost of food and beverage                              1,058,612           1,088,348           1,033,544
     Administrative                                         2,470,422           2,196,102           3,157,811
     General operating                                      8,645,339          10,000,821           9,896,954
     Depreciation and amortization                          1,539,918           1,627,925           1,679,671
                                                         ------------        ------------        ------------
         Total operating expenses                          32,384,260          34,295,173          36,299,971
                                                         ------------        ------------        ------------
         Loss from operations                                (587,824)         (1,187,012)         (3,495,084)
                                                         ------------        ------------        ------------
Other income (expense):
     Interest expense, net                                   (754,796)           (708,975)         (2,247,860)
     Equity income (loss) in investments                       86,395            (552,230)            115,377
     Investment gains                                              --                  --           4,399,435
     Net gain on sale/foreclosure of real property          1,427,697                  --           1,087,883
     Other income                                             353,334             393,783           1,217,722
                                                         ------------        ------------        ------------
         Total other income (expense)                       1,112,630            (867,422)          4,572,557
                                                         ------------        ------------        ------------
Income (loss) before provision for income taxes
 and extraordinary item                                       524,806          (2,054,434)          1,077,473
Provision for income taxes                                     13,000                  --             145,000
                                                         ------------        ------------        ------------
Income (loss) before extraordinary item                       511,806          (2,054,434)            932,473
Extraordinary item-gain on retirement and
 forgiveness of debt (net of tax)                                  --                  --          11,159,640
                                                         ------------        ------------        ------------

         Net income (loss)                               $    511,806        $ (2,054,434)       $ 12,092,113
                                                         ============        ============        ============
Income (loss) per share:
     Income (loss) before extraordinary item             $        .41        $      (1.64)       $        .74
     Extraordinary item                                            --                  --                8.89
                                                         ------------        ------------        ------------

         Net income (loss) per share                     $        .41        $      (1.64)       $       9.63
                                                         ============        ============        ============

Weighted average common shares outstanding                  1,255,225           1,255,225           1,255,225
                                                         ============        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           --------------------------


                                                                                                                     Note
                                                                                                                  Receivable
                                                               Class B       Additional         Retained             From
                                                 Common        Common         Paid-In           Earnings            Related
                                                  Stock         Stock         Capital           (Deficit)            Party
                                                -----------------------------------------------------------------------------

Balance, December 31, 1993                       $19,364       $9,126       $ 13,871,473        $(20,046,834)       $(534,210)
    Elimination of previously consolidated
     subsidiary                                       --           --           (516,118)                 --               --
    Net income                                        --           --                 --          12,092,113               --
    Interest receivable                               --           --                 --                  --          (36,017)
    Note receivable payments                          --           --                 --                  --          268,676
    Minimum pension liability adjustment              --           --                 --                  --               --
                                                                                                                    ---------
Balance, December 31, 1994                        19,364        9,126         13,355,355          (7,954,721)        (301,551)
    Net loss                                          --           --                 --          (2,054,434)              --
    Interest receivable                               --           --                 --                  --          (14,522)
    Minimum pension liability adjustment              --           --                 --                  --               --
                                                                                                                    ---------
Balance, December 31, 1995                        19,364        9,126         13,355,355         (10,009,155)        (316,073)
    Net income                                        --           --                 --             511,806               --
    Interest receivable                               --           --                 --                  --          (14,521)
    Pension Liability Adjustment                      --           --                 --                  --               --
                                                                                                ------------        ---------

Balance, December 31, 1996                       $19,364       $9,126       $ 13,355,355        $ (9,497,349)       $(330,594)
                                                 =======       ======       ============        ============        =========



                                                  Minimum
                                                  Pension                              Total
                                                  Liability        Treasury         Stockholders
                                                 Adjustment         Stock              Deficit
                                                -------------------------------------------------
Balance, December 31, 1993                       $(376,090)       $(7,964,782)       $(15,021,953)
    Elimination of previously consolidated
     subsidiary                                         --                 --            (516,118)
    Net income                                          --                 --          12,092,113
    Interest receivable                                 --                 --             (36,017)
    Note receivable payments                            --                 --             268,676
    Minimum pension liability adjustment           260,908                 --             260,908
                                                 ---------        -----------        ------------
Balance, December 31, 1994                        (115,182)        (7,964,782)         (2,952,391)
    Net loss                                            --                 --          (2,054,434)
    Interest receivable                                 --                 --             (14,522)
    Minimum pension liability adjustment           108,621                 --             108,621
                                                 ---------        -----------        ------------
Balance, December 31, 1995                          (6,561)        (7,964,782)         (4,912,726)
    Net income                                          --                 --             511,806
    Interest receivable                                 --                 --             (14,521)
    Pension Liability Adjustment                   (48,798)                --             (48,798)
                                                 ---------        -----------        ------------

Balance, December 31, 1996                       $ (55,359)       $(7,964,782)       $ (4,464,239)
                                                 =========        ===========        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   ----------


                                                              1996               1995               1994
                                                          -----------        -----------        ------------

Cash flows from operating activities:
Net income (loss)                                         $   511,806        $(2,054,434)       $ 12,092,113

Adjustments to reconcile net income  (loss) to
 net cash provided by operating activities:
    Depreciation and amortization                           1,539,918          1,627,925           1,679,671
    Gain on sale/foreclosure of real property              (1,427,697)                --          (1,087,883)
    Extraordinary gain on extinguishment of debt                   --                 --         (11,159,640)
    Realized investment loss                                       --                 --          (4,399,435)
    Equity in (income) loss from investments                  (86,395)           552,230            (115,377)
    Deferred revenue                                         (353,334)          (353,333)           (353,332)
    Minimum pension liability adjustment                      (48,798)           108,621             260,908
    Other                                                     142,698           (158,424)                 --
    Changes in operating assets and liabilities:
         Decrease (increase) in restricted cash               380,578             (2,073)            295,240
         Decrease (increase) in accounts receivable           154,740           (106,344)          1,117,612
         Decrease (increase) in prepaid expenses
          and other current assets                             72,390            (25,946)             48,692
         Increase in other assets, net                         26,601            206,998             134,868
         Increase in accounts payable and other
          accrued liabilities                                 557,355          2,101,342           2,896,520
         Increase (decrease) in other long-term
          liabilities                                         865,287         (1,114,906)           (370,610)
                                                          -----------        -----------        ------------

             Total adjustments                              1,823,343          2,836,090         (11,052,766)
                                                          -----------        -----------        ------------

             Net cash provided by operating
              activities                                    2,335,149            781,656           1,039,347
                                                          -----------        -----------        ------------

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    CONTINUED

                                ----------------


                                                                  1996               1995                1994
                                                               -----------        -----------        -----------
Cash flows from investing activities:
     Additions to property, plant and equipment                   (676,457)          (413,100)          (260,720)
     Proceeds from sales of marketable equity securities                --                 --            147,474
     Proceeds from sale of real property                                --                 --          1,459,567
                                                               -----------        -----------        -----------

         Net cash provided by (used in) investing
          activities                                              (676,457)          (413,100)         1,346,321
                                                               -----------        -----------        -----------

Cash flows from financing activities:
     Proceeds from short-term debt                                 900,000            300,000            300,000
     Principal payments of debt                                 (1,975,768)        (1,029,993)        (1,903,504)
     Payments related to exchange of debt                               --                 --           (324,131)
                                                               -----------        -----------        -----------

         Net cash used in financing activities                  (1,075,768)          (729,993)        (1,927,635)
                                                               -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents               582,924           (361,437)           458,033
                                                               -----------        -----------        -----------

Cash and cash equivalents at beginning of year                     450,987            812,424          2,725,391
Cash effect of deconsolidation                                          --                 --         (2,371,000)
                                                               -----------        -----------        -----------
Adjusted cash and cash equivalents
 at beginning of year                                              450,987            812,424            354,391
                                                               -----------        -----------        -----------

Cash and cash equivalents at end of year                       $ 1,033,911        $   450,987        $   812,424
                                                               ===========        ===========        ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest                                              $   958,960        $   779,566        $ 1,009,479
                                                               ===========        ===========        ===========

         Income taxes                                          $    91,704        $   114,892        $        --
                                                               ===========        ===========        ===========

     Non-cash financing activities:
         During 1996, the Company wrote-off property of $4,103,702 in exchange for the discharge of $5,231,399 in debt related to foreclosure transaction (see Note 11 of Notes to Consolidated Financial Statements).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The Company operates primarily through its pari-mutuel racing subsidiaries. Wonderland Greyhound Park is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. Foxboro Park is a pari-mutuel harness racing facility located in Foxboro, Massachusetts.

         The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 1996 was approximately 1,167 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

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

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements for fiscal years December 31 1996, 1995 and 1994, include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         Cash investments with maturities of three months or less at the time of their purchase are classified as cash equivalents.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         RESTRICTED CASH

         Restricted cash is related to the operations of Wonderland and Foxboro, and consists of amounts held by The Commonwealth of Massachusetts (the "Commonwealth") in trust funds (for capital improvements and advertising/promotion), and unclaimed winnings from pari-mutuel wagering. Removal of restrictions on the use of the trust funds is dependent upon approval by the Commonwealth. Restricted cash at December 31, 1995, also includes $500,000 held as collateral on certain indebtedness (see Note 3).

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

                  ASSET CLASSIFICATION                                 ESTIMATED USEFUL LIFE
                  --------------------                                 ---------------------

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

         Depreciation expense of approximately $1,343,000, $1,198,000, and $1,282,000 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

         INTANGIBLE ASSETS

         Intangible assets, including goodwill, trade names and trademarks, are amortized over periods not exceeding 30 years on a straight-line basis. The carrying value of intangible assets is reviewed periodically by management. If expected future operating cash flows derived from such intangible assets is less than their carrying value, an impairment in the carrying value is recognized. In

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         performing this analysis, management considers such factors as current results, trends and future prospects, in addition to economic factors.

         NOTE RECEIVABLE FROM STOCKHOLDER

         Amounts receivable from the Company's majority shareholder are reflected in the balance sheet as an offset to equity.

         INVESTMENTS

         The Company's investment in Back Bay Restaurant Group, Inc. ("BBRG") at December 31, 1996 represents approximately 19% of BBRG common stock. The Company is deemed to have the ability to exercise influence over BBRG since the Chairman of the Board of the Company is also the Chief Executive Officer of BBRG. Accordingly, the investment in BBRG has been accounted for under the equity method for each of the three years ended December 31, 1996.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1996 and 1995, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate. The carrying amount of cash equivalents approximates the fair value due to short term maturity of the cash equivalents. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount approximates fair value since the Company's interest rates approximate current interest rates.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

         The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. At December 31, 1996, the Company had bank deposits which exceeded federally insured limits by approximately $600,000. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------

         collateral from its customers. The Company's customer base consists principally of other race tracks. Historically, the Company has not incurred any significant credit related losses.

         DEBT

         Long-term obligations which are in default have been classified as current liabilities. (See Note 3 of Notes to Consolidated Financial Statements)

         INCOME TAXES

         The Company uses the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax asset valuation allowance. The tax effect of differences in the timing of recognition of income and expense for tax purposes are reflected in the deferred income tax accounts (which are included in "other long-term liabilities").

         INCOME (LOSS) PER COMMON SHARE

         Income (loss) per share amounts are based on the weighted average number of common and Class B common shares and common share equivalents outstanding (if dilutive) during each year. Common share equivalents consist of dilutive stock options and warrants, if any, under the treasury stock method.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         RECLASSIFICATIONS

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

         2.       RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

         The Company's consolidated financial statements have been prepared on the basis that it will be able to continue in existence. The Company has encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on certain debt obligations (See Note 3). The improvement in the Company's operating results during the year ended December 31, 1996 compared to the corresponding period in 1995 is primarily due to a decrease in operating expenses of approximately $1.9 million attributable to the reorganization plan discussed below.

         The Company has implemented certain reorganization plans to address its cash flow and liquidity problems as detailed below. The above factors, however, raise substantial doubt about its ability to continue as a going concern.

         In June of 1995, the Company reorganized and restructured its financial and operational management team, with the addition of an Executive vice-president, Chief Financial Officer and Controller. Management has continued to monitor cost containment and seek ways to improve operational profitability. Also, Management is continuing to negotiate existing obligations and commitments to reduce the burden on current cash flow from operations. Management is looking for new opportunities to grow and expand its current product, through increasing new markets via simulcast wagering and adding new entertainment options at its two locations.

         The Company's ability to continue as a going concern depends on future events, including its continued success in its reorganization efforts.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


3.       DEBT

         At December 31, 1996 and 1995, debt consisted of the following:

                                                                       1996                  1995
                                                                       ----                  ----

 8-3/4% MSCGAF Realty Trust term loan
 requiring monthly payments of principal and
 interest of $42,298 until maturity in
 January 1998, collateralized by a mortgage
 and security interest in all real estate and
 personal property located at Wonderland
 Park, by all of the stock of Wonderland
 Park, and guaranteed by three subsidiaries
 of the Company, including Wonderland Park.                         $ 2,644,632           $3,397,479

 Line of credit, interest at 10% requiring
 monthly payments of of interest plus $16,000
 principal until maturity at June 1, 1997,
 final payment of $1,648,000 due July 1997,
 collateralized by a second mortgage and
 security interest in all real estate and
 personal property located at Wonderland
 Greyhound Park and by approximately 401,000
 shares of BBRG common stock held by the
 Company.                                                             1,744,000            1,936,000

6%BBRG Term Note, payable in equal quarterly
payments of principal and interest of
approximately $36,000 beginning April 1,
1998, collateralized by certain tangible
personal property and licenses.                                         970,000              970,000

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------




                                                                          1996                 1995
                                                                          ----                 ----
6%Promissory Notes, payable in monthly
payments of principal plus interest at
$9,000 per month until April, 1996 and
$12,000 per month until maturity in October,
1997. Collateralized by 60,333 shares of
BBRG common stock held by the Company.                                   120,000              255,000

Margin agreement due on demand
  collateralized by 88,000 shares
  of BBRG stock held by the Company.                                     115,674              163,457

7.5% Promissory Note, payable in 60
  monthly payments of principal and
  interest of $2,003, commencing
  April, 1995.                                                            67,425               85,818

14-1/4% Subordinated Notes due August, 1997                              285,000              285,000

Creditor Trust Agreement Promissory
obligation, non-interest bearing, with a
quarterly minimum guaranteed amount, of all
distributions from Foxboro Capital
Improvements Trust Funds applicable to the
period beginning January 1, 1994, until paid
in full.                                                                 900,500            1,351,235

Mortgage note, principal amount of
$4,100,000 with interest at 5.5% through
October, 1995 and 8.29% thereafter,
discharged through foreclosure of
collateralized property in December, 1996.                                     -            4,519,651

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


                                                    1996              1995
                                                    ----              ----

10% Second Mortgage Note collateralized
  by certain property, discharged through
  foreclosure of collateralized
  property in December, 1996                             --           400,000

Promissory Note collateralized by
  a second mortgage on certain
  property, discharged in 1996                           --           300,000
                                                -----------       -----------

                                                  6,847,231        13,633,640

Less:
     Current maturities                           2,226,973         5,853,754
     Long-term obligations in default
      which have been classified as
      a current liability                           900,500         1,751,235

     Subordinated notes in default,
      which have been classified
      as a current liability                        285,000           285,000
                                                -----------       -----------

Long-term debt, net of current
  maturities, long-term obligations
  and subordinated notes in default             $ 3,434,758       $ 5,773,651
                                                ===========       ===========


         The aggregate principal payments required to be made on long term debt, assuming the Company and its subsidiaries were not in default on any of their borrowings (see hereunder for debt defaults), for the years subsequent to December 31, 1996 are as follows:

                  1997                                           $3,412,473
                  1998                                            2,535,415
                  1999                                              126,179
                  2000                                              114,064
                  2001                                              116,604
                  2002 and thereafter                               542,496
                                                                -----------

                                                                 $6,847,231
                                                                ===========

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         In 1996, the Company renewed and extended its loan with the MSCGAF Realty Trust until January 1998. The principal balance of this loan was reduced by $500,000 at renewal through the use of previously restricted funds.

         In 1996 the Company renewed and extended its Line of Credit until July 1997.

         In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In 1996 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1998 of approximately $36,000 with interest at 6%.

         In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $11.2 million net of applicable income taxes of approximately $1.3 million. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default.

         In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes. The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994 which has been paid. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. A conditional bonus provision, which is required upon future events and conditions, has been accrued. Additionally, the agreement includes an acceleration clause contingent upon future events and conditions. The Company is in default of the minimum payment requirements is currently negotiating to restructure the minimum payment requirement. All receipts from the Capital Improvements Trust Funds have been distributed as principal payments. The entire obligation has been included as a current liability at year end.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------

         The outstanding first and second mortgage notes relating to the property at 284 Newbury Street in the Back Bay section of Boston were retired in 1996 pursuant to the foreclosure of the property (See Note 11 of the Notes to Consolidated Financial Statements).

         The $300,000 contingent note due December 15, 1997 was discharged in 1996 pursuant to the agreement (See Note 11 of the Notes to Consolidated Financial Statements).

4.       SHORT-TERM BORROWINGS

         The Company had $520,990 outstanding at December 31, 1996 under two short-term borrowing arrangements. An unsecured Line of Credit for $1 million was established in 1996 solely for the purpose of funding the payment of pari-mutuel outs tickets due to the Commonwealth of Massachusetts. The line of credit matures in November, 1997, bears interest at 12% per annum and has an outstanding balance of $300,000 at December 31, 1996. The Company also has a short- term note payable of $220,990 at December 31, 1996 bearing interest at 12% per annum and requiring weekly principal and interest payments of $11,900 with a maturity date of May 16, 1997.

5.       LABOR CONTRACTS

         In December 1993, the labor contract between Wonderland and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutuel clerks at Wonderland, was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain week-end and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local 254 agreed to a three year extension of the Union's current contract amended by Wonderland's final offer. The annual savings to the Company as a result of the new contract approximates $1.0 million. The Union is challenging the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         the Union in October 1994. If the Union is successful in its challenge, Wonderland may be required to retroactively compensate the Union member employees for the difference between the old contract rates and the new contract rates for that period of time, or approximately $750,000. The Company has meritorious defenses to the challenge and believes that payment of any retroactive compensation is unlikely. Accordingly, no reserve has been established at December 31, 1996 and 1995.

6.       DEFERRED REVENUE

         Included in other long-term liabilities at December 31, 1996 and 1995 was $265,000 and $619,000, respectively representing funds advanced from Autotote Limited ("Autotote"). The original advance of $1,000,000 was made to the Company in 1992 in consideration for the exclusive right to provide totalisator services for any off-track betting and simulcast operations that the Company may undertake in the future. The terms of the original agreement required repayment in weekly installments of $4,944, with a final installment due on May 31, 1997. The Company made none of the weekly installments required under this agreement.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


7.       COMMITMENTS AND CONTINGENCIES

         PLEDGES OF BBRG STOCK

         As of December 31, 1996, the Company has pledged, or has committed to pledge, 549,000 shares of BBRG common stock in connection with debt financing arrangements.

         Approximately 80,000 shares have been pledged to collateralize two performance bonds for Wonderland and Foxboro Park, which are required annually by the Mass State Racing Commission for all race tracks.

         The Company currently owns approximately 673,000 shares of stock in BBRG, representing approximately 19% of BBRG total outstanding shares (See Note 12 of Notes to Consolidated Financial Statements).

         RACING LICENSES

         In order to meet the requirements for renewal of racing licenses, the Company's racing subsidiaries must demonstrate, on an annual basis, that they are financially viable entities, capable of disposing of their obligations on a timely basis. Racing licenses have been granted for the 1997 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1998 racing licenses, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland and Foxboro.

         In the event that the Company is not successful in obtaining 1998 racing licenses, the adverse impact on the Company's assets would be material.

         LEASES

         Rent expense for facility leases for the years ended December 31, 1996, 1995 and 1994 was approximately $1,400,000 annually for each year.

         Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $799,000, $1,016,000, and $974,000 in 1996, l995, and l994, respectively. Future minimum payments are due at amounts contingent on the Company's total handle amounts.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         The Company is conducting operations at its Foxboro facility under an agreement to lease and has been granted a rent-free period extending from 1992 through December 1995. The validity of Foxboro Park's agreement to lease the premises has been challenged by the present lessor and is the subject of ongoing litigation (see further discussion below). The agreement to lease provides for future annual minimum rent of $1,000,000 for the year ended December 31, 1997 with an annual increase of $50,000 each year thereafter through January 31, 2016. Such agreement also provides for the payment of real estate taxes and additional percentage rent based on excess gross handle at amounts and formulas to be agreed upon between the Company and the lessor. The Company is recording its Foxboro facility rent expenses on a straight line basis.

         LITIGATION

         The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

         On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness, Inc., and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint seeks a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

         On October 8, 1996, Foxboro filed an answer to the complaint as well as counterclaims which assert that Foxboro Park has a long-term right to occupy the Raceway and is entitled to substantial monetary damages. On that day, Foxboro Park also filed a related complaint in Norfolk Superior Court against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

         On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc., Foxboro Park, Inc. and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint seeks to evict Foxboro from the Foxboro Raceway. On November 18, 1996, Foxboro filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         On December 5, 1996, the Court consolidated the three actions referred to above and scheduled trial for March 11, 1997. The court subsequently rescheduled the trial of the consolidated actions to April 14, 1997.

         On March 11, 1997, Foxboro Realty filed a motion for summary judgment with respect to its summary process claim for possession of the Foxboro Raceway premises. Foxboro has opposed Foxboro Realty's motion for summary judgement. The Court has not yet ruled on the motion.

         Foxboro intends to vigorously contest the claims asserted against it and related parties Foxboro Harness, Inc. and The Westwood Group, Inc. and to fully prosecute its affirmative claims against Foxboro Realty Associates, LLC and related parties.

8.       COMMON STOCK, STOCK OPTION AND GRANT PLANS

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

         The Company also has a Stock Grant Plan which is intended to reward key employees of the Company. The maximum number of the Company's nonregistered common shares which may be awarded under the plan shall not exceed an aggregate of 35,000 shares. At December 31, 1996, 17,950 shares had been awarded under the plan and are fully vested. These grants were awarded prior to 1985 at values ranging from $8.00 to $13.00 per share.

9.       INCOME TAXES

         A summary of the provision for income taxes (including tax provisions applied to extraordinary items) in the accompanying consolidated statements of operations is as follows:

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------



                                    1996          1995             1994
                                    ----          ----             ----
Federal:
     Current                      $13,000       $     --       $  345,000
     Deferred                          --             --               --
                                  -------       --------       ----------
                                   13,000             --          345,000
                                  -------       --------       ----------
State:
     Current                           --             --        1,070,000
     Deferred                          --             --               --
                                  -------       --------       ----------
                                       --             --        1,070,000
                                  -------       --------       ----------
Provision for income taxes
 after extraordinary item          13,000             --        1,415,000
                                  -------       --------       ----------
Provision for extraordinary
 item                                  --             --        1,270,000
                                  -------       --------       ----------
Provision for income taxes
 before extraordinary item        $13,000       $     --       $  145,000
                                  =======       ========       ==========


         The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes, as follows:

                                              1996          1995           1994
                                              ----          ----           ----

Statutory federal income tax rate             34.0%        (34.0%)        34.0%
State income tax, net of federal
 income tax benefit                           --            --             2.3
(Utilization) deferral of  temporary
 items subject to valuation allowance         11.6          35.7         (43.4)
Alternative minimum tax                        2.0          --            11.2
Excess tax gain over book on sale
 of BBRG stock                                              --           221.8
Utilization of carryforward  losses          (45.1)         (2.2)       (212.4)
Other, including tax credits                ____              .5          --
                                             -----         -----         -----
Income tax rate                                2.5%          0.0%         13.5%
                                             =====         =====         =====


         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


                                                         1996              1995               1994
                                                         ----              ----               ----
                                                                      (in thousands)
ASSETS

Net operating loss carryforwards                        $ 3,257            $ 3,492            $ 2,858
Capital loss carryforwards                                  670                  -                  -
Fixed assets                                              1,164              1,284              1,599
Deferred compensation                                       292                312                386
Miscellaneous operating reserves                            748                748                438
Rent expense                                              2,212              1,732              1,248
Alternative minimum tax credit                              580                580                602
Capitalized expense                                         150                170                234
                                                        -------            -------            -------
Gross deferred assets                                     9,073              8,318              7,365
Less valuation allowance                                 (7,001)            (6,280)            (4,991)
                                                        -------            -------            -------
Net deferred assets                                       2,072              2,038              2,374

LIABILITIES

Miscellaneous liabilities                                    64                 64                178
Investment in BBRG                                        2,008              1,974              2,196
                                                        -------            -------            -------
Net deferred tax liabilities                            $     0            $     0            $     0
                                                        =======            =======            =======


         The Company has fully reserved for all net deferred tax assets as future realization of these assets is not determinable.

10.      PENSION PLANS AND RETIREMENT BENEFITS

         The Company contributed $86,338 and $71,551 in 1996 and 1995, respectively to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $78,740 and $101,528 in 1996 and 1995, respectively. Benefits under the plan maintained by the Company are provided by a group annuity contract purchased from an insurance carrier. Expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 1996 and 1995:


                                                                 1996                   1995
                                                                 ----                   ----
Accumulated and projected
benefit obligation:
     Vested                                                    $ 1,689,292            $ 1,747,894
     Nonvested                                                      52,172                  5,718
                                                               -----------            -----------
         Total                                                   1,741,464              1,753,612
Less plan assets at fair value                                   1,277,477              1,313,459
                                                               -----------            -----------
Unfunded projected benefit obligation                              463,987                440,153
Unrecognized net transition obligation                            (212,875)              (255,451)
Unrecognized net losses                                            (59,015)               (10,217)
Adjustment for minimum liability                                   271,891                265,668
                                                               -----------            -----------
Adjusted accrued pension cost                                  $   463,988            $   440,153
                                                               ===========            ===========

Net periodic pension cost included the following components:

                                                         1996              1995               1994
                                                         ----              ----               ----
Service cost-benefits earned during
 the period                                           $  26,820          $  28,130           $ 40,782
Interest cost on projected benefit
 obligation                                             136,508            136,328            122,349
Actual return on plan assets                            (77,609)          (211,832)            23,931
Net gain (loss) during the year,
 deferred for later recognition                         (31,944)           112,549           (114,799)
Amortization of unrecognized net
 obligation                                              42,576             42,576             42,576
Amortization of unrecognized
 net loss                                                     -                  -             12,654
                                                      ---------          ---------           --------
     Net periodic pension cost                        $  96,351          $ 107,751           $127,493
                                                      =========          =========           ========

Assumptions used in accounting at December 31 were:

                                                          1996             1995                 1994
                                                          ----             ----                 ----

Discount rates                                            8.00%            8.00%                8.00%
Expected long-term rate of return on assets               8.50%            8.50%                8.50%

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         Included in accounts payable and other accrued expenses is approximately $440,000 which reflects the unfunded accumulated benefit obligation, as detailed in the table above. This includes an accrued pension cost of approximately $175,000 and an additional minimum liability of approximately $265,000. Approximately $255,000 of the $440,000 is offset by an intangible asset which reflects unrecognized prior service cost accumulated (including any unrecognized net transition obligation). The remaining balance of the $440,000, or approximately $175,000, has been recognized in the Company's statements of operations since adoption of SFAS No. 87.

         The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment. Deferred tax benefits have been recorded for these costs which are deductible for tax purposes when paid.

         Expense for all retirement plans of the Company for the years ended December 31, 1996, 1995, and 1994, was approximately $329,000, $409,000, and $404,000, respectively.

11.      GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

         In December 1996 the first and second mortgage holders completed foreclosure proceedings on the property located at 284 Newbury Street in the Back Bay Section of Boston. These transactions resulted in a gain of approximately $1.1 million and the reduction of liabilities of approximately $5.2 million including accrued interest and property taxes of approximately $471,000. The Company believes that the fair value of the property approximated the amount of debt relieved. Accordingly, the related gain of approximately $1.1 million is included under other income in the accompanying consolidated statement of operations. These mortgage obligations were non-recourse to the Company and also resulted in the release of 45,000 shares of BBRG stock previously held by the first mortgagee as additional collateral.

         In December 1994, the Company and Revere Realty collectively sold fifteen acres of excess land located in Revere, Massachusetts to a third party for $3,705,000. The Company owned nine of the fifteen acres and held a mortgage of approximately $1.6 million on the remaining six acres, which were owned by Revere Realty. The selling price was allocated between the fifteen acres based on terms negotiated between the Company and Revere Realty.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------


         The Company used $1.0 million of the proceeds it received to satisfy a portion of its indebtedness to the MSCGAF Realty Trust and approximately $62,000 to satisfy interest due. The Company also used approximately $1.6 million to satisfy outstanding real estate taxes due to the City of Revere.

         The Company realized a pre-tax gain of approximately $1.1 million on the sale of the land and recorded other income of approximately $.6 million related to the repayment of the Revere Realty indebtedness, for interest due and the recovery of amounts previously written off in 1994.

         Of the total proceeds, $300,000 was contingent upon the buyer obtaining certain permits for construction. These permits were obtained and this contingent obligation was discharged in 1996. The Company recorded a $300,000 gain on sale of real property in 1996.

12.      INVESTMENTS

         During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company (see Notes 13 and 16 of Notes to Consolidated Financial Statements). Accordingly, the Company's investment in BBRG for the years ended December 31, 1996 and 1995 has been accounted for under the equity method.

         The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the years ended December 29, 1996 and December 31, 1995.

         Financial Information                                      December 29,            December 31,
         (In thousands)                                                 1996                   1995
         ---------------------                                      -----------             -----------
         Balance sheet data:
             Current assets                                            $ 3,356                $ 5,236
             Noncurrent assets                                          40,555                 40,864
             Current liabilities                                        12,243                 13,363
             Noncurrent liabilities                                      6,466                  8,010
             Net equity                                                 25,202                 24,727

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------



                                                                               Year Ended
                                                                   ----------------------------------
         Financial Information (continued)                         December 29,           December 31,
         (In thousands)                                                1996                   1995
         --------------------------------                          -----------            -----------
         Earnings data
             Net sales                                                 $87,753                $93,496
             Gross profit                                               62,968                 67,516
             Income from continuing operations                             467                 (2,810)
             Net income (loss)                                             467                 (2,810)
             Company's equity in net earnings
              (loss) of BBRG                                           $    86                $  (552)


         The quoted market value of BBRG stock during 1996 reflected a high and low price of $5.50 and $2.63, respectively.

13.      INVESTMENT GAINS

         In 1994, the Company realized an investment gain of approximately $4,252,000 related to the exchange of 887,000 shares of BBRG common stock for 98.6% of the Company's Notes. Other net gains of approximately $147,000 on investments in 1994 are attributable to the sale of certain marketable securities.

14.      INVESTMENT IN PARTNERSHIP

         The Company has a 32% limited partnership interest in a partnership which owns land and an office and retail building. During 1992, the Company determined that the carrying value of its investment in the partnership had been permanently impaired. Accordingly, the Company's carrying value of its limited partnership investment has been zero since 1992.

15.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities as of December 31, 1996 and 1995 consisted of the following:

                                                                 1996                     1995
                                                                 ----                     ----

                  Accounts payable, trade                     $ 2,237,617             $ 2,349,256
                  Accrued interest                              1,231,987               1,592,000
                  Accrued lease obligations
                   and occupancy costs                          7,302,091               5,700,347

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------




                  Other accrued liabilities                     4,874,827               5,302,803
                                                              -----------             -----------

                                                              $15,646,522             $14,944,406
                                                              ===========             ===========

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

         The Company received payments of $80,000 in January 1995, $188,675 in 1994, and $225,000 in 1993 as repayments on a note receivable from Charles Sarkis, the Company's Chairman and majority stockholder. At December 31, 1996 and 1995, the aggregate amounts of loans outstanding to officers/stockholders including interest, was $666,786 and $634,078, respectively. The loans are payable on demand and bear interest at the prime rate of one of the Company's lending banks plus 1.5% per annum. Notes receivable and related interest, in the amount of $330,594 and $316,073 have been classified as an offset to stockholders' equity at December 31, 1996 and 1995, respectively. Interest receivable, exclusive of the amount recorded in equity, at December 31, 1996 and 1995 was $119,562 and $110,066, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  On December 23, 1996, the Company filed Form 8-K to report a change in its independent accountants from Coopers & Lybrand L.L.P. to BDO Seidman, LLP.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTOR

NAME                               AGE      SINCE             POSITION
----                               ---      -----             --------

Charles F. Sarkis                  57       1978              Chairman of the Board

Richard P. Dalton                  49       1978              President, Chief Executive
                                                               Officer, Director

A. Paul Sarkis                     29       1995              Executive Vice President,
                                                               Director

Richard G. Egan, Jr.               34       1995              Vice President of Finance,
                                                               Treasurer, Secretary and
                                                               Chief Financial Officer

Anthony V. Boschetto               33       1995              Controller, Asst. Secretary

Paul J. DiMare                     54       1987              Director


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

RICHARD P. DALTON has served as President and Chief Executive Officer of the Company since 1993. He served as Executive Vice President of the Company from 1988 to 1992 and Chief Operating Officer from 1989 until 1992. He was Vice President from 1984 until 1987; Chief Financial Officer from 1988 to 1989; Treasurer from 1974 to 1989; Assistant Secretary since 1984; and General Manager from 1981 to 1983. Mr. Dalton is also a director of Back Bay Restaurant Group, Inc.

A. PAUL SARKIS was elected Executive Vice President and Director in August, 1995. Mr. Sarkis was Corporate Director of Development from 1993 to 1995 and Financial Analyst from 1990 to 1993.

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

Mr. Jon M. Baker, a Director since 1987, resigned his position during 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three years ended December 31, 1995, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.



                                             Compensation
                                             ------------                         --Awards-- Payouts
---------------------------------------------------------------------------------------------------------------
Name and                                  Other      Restricted
Principal                                 Annual         Stock     Options/   LTIP      All Other
Position                Year    Salary    Bonus     Compensation   Awards(s)  SARS       Payouts   Compensation
--------                ----    ------    -----     ------------   ---------  ----       -------   ------------

Charles F. Sarkis
 Chairman of the Board  1996   $200,000       -         -              -        -           -           -
                        1995   $200,000       -         -              -        -           -           -
                        1994   $200,000       -         -              -        -           -           -

Richard P. Dalton
 President and  Chief
 Executive Officer      1996   $180,000       -         -              -        -           -           -
                        1995   $180,000       -         -           $25,000     -           -           -
                        1994   $180,000       -         -              -        -           -           -


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 1996, Messrs. Dalton and A. Paul Sarkis served as executive officers of the Company and as members of the Board of Directors of the Company. Mr. Charles F. Sarkis served as an executive officer of BBRG and as Chairman of the Board of the Company. Mr. Charles F. Sarkis is also a member of the Board of Directors of the Company.

During the year ended December 31, 1994, Mr. Dalton served as an executive officer of the Company and as a member of the Compensation and Benefits Committee of the Board of Directors of BBRG, and Mr. Charles F. Sarkis served as an executive officer of BBRG and as Chairman of the Board of the Company.

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

As of December 31, 1996, no bonus had been paid or accrued based upon the operating results of the Company.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES - The following table shows the total number of unexercised options held at December 31, 1996. There are no unexercised in-the-money options at the fiscal year end. No options were exercised in the fiscal year ended December 31, 1996.

                                           Number of Securities
                                           Underlying Unexercised
                                        Options at Fiscal Year-End (#)
                                        -----------------------------
   Name                                 Exercisable    Unexercisable
---------------------------------------------------------------------
Charles F. Sarkis                          75,000             -
Richard Dalton                             25,000             -


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON
         STOCK

         The following table sets forth certain information, as of March 28, 1997, with respect to the beneficial ownership of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

                                    Amount and Nature
  Name and Address                  of Beneficial        Percent
of Beneficial Owner                  Ownership (1)       of Class
-------------------                  -------------       --------

Directors and Officers:

Richard P. Dalton                     40,100  (2)          2.1%
The Westwood Group, Inc.
190 VFW Parkway
Revere, MA 02151

Paul J. DiMare*                                143,900 (3)          7.4%
P.O. Box 900460
Homestead, FL  33090

A. Paul Sarkis                                  41,109 (4)          2.1%
Back Bay Restaurant Group, Inc.
284 Newbury Street
Boston, MA 02115

Charles F. Sarkis*                             883,416 (5)         45.6%
Back Bay Restaurant Group, Inc.              ---------             ----
284 Newbury Street
Boston, MA 02115

All Directors and Officers as a
   group (seven persons)                     1,108,525             57.2%
                                             =========             ====

Holders of more than 5%, not included above
-------------------------------------------
None

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

(2) Includes presently exercisable options and grants to purchase 27,750 shares.

(3) Includes 92,500 shares held of record by DiMare Homestead Inc. over which Mr. DiMare has voting and investment power, and presently exercisable options and grants to purchase 40,600 shares.

(4) Includes presently exercisable options to purchase 25,000 shares.

(5) Includes presently exercisable options to purchase 25,000 shares.

(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF CLASS B COMMON STOCK

         The following table sets forth certain information, as of March 28, 1997 with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them. Each stockholder of Class B Common Stock is entitled to ten votes for each share of Class B Common Stock registered in his name on the Company's records.

                         Shares of Class B
Name and Address           Common Stock                  Percent
of Beneficial Owner    Beneficially Owned (1)           of Class
-------------------    ----------------------           --------

Charles F. Sarkis           804,616(2)                    88.2%
Back Bay Restaurant
  Group, Inc.
284 Newbury St.
Boston, MA 02116


A. Paul Sarkis               16,109                        1.8%
Back Bay Restaurant
  Group, Inc.
284 Newbury St.
Boston, MA 02116
                            -------                      -----
All Directors and           820,725(2)                      90%
 Officers as a              =======                      =====
 Group (seven persons)


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days. For purposes of this table, any shares of Class B Common Stock not outstanding which are subject to such a right of a person or group are deemed to be outstanding for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain agreements between the Company and BBRG, formerly a wholly-owned subsidiary of the Company in which the Company now holds approximately a 19% equity interest, that were entered into or formalized in connection with the initial public Offering:

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

The Company has guaranteed the obligations of certain of BBRG's subsidiaries under five leases for restaurant space with unaffiliated third parties. The aggregate annual base rent guaranteed by the Company under these leases was approximately $625,000 at December 31, 1992. Pursuant to the Cross Indemnification Agreement (as defined above), BBRG will indemnify the Company for any amounts that are paid under such guarantees.

REVERE REALTY

On December 31, 1990, Revere Realty Group, Inc., a company owned by Mr. Dalton purchased certain real property from the Company for $1,856,000 consisting of $278,400 in cash and a note receivable of $1,577,600. The note accrues interest at the rate of 10% per annum and was due in quarterly installments of approximately $46,000 commencing March 31, 1991 with the entire unpaid balance of principal and interest to be paid in full on December 31, 1995. The note was secured by a mortgage on the property sold, an assignment of the proceeds of an expected lease on the property and Mr. Dalton's guaranty. The Company recorded a pretax gain of approximately $1.3 million in connection with this transaction.

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

ART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

                  (a)    (1) Financial Statements

                             Included under Item 8 in Part II of this report:
                             Reports of Independent Accountants
                             Consolidated Balance Sheets
                             Consolidated Statements of Operations
                             Consolidated Statements of Stockholders' Deficit Consolidated Statements of Cash Flows
                             Notes to Consolidated Financial Statements

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

                         (3)       Exhibits

                                   3.1    Certificate of Incorporation of the
                                          Company (1).

                                   3.2    Amendment, dated May 15, 1987, to the
                                          Certificate of Incorporation of the
                                          Company (8).

                                   3.21   Amendment, dated November 2, 1995, to
                                          the Certificate of Incorporation of
                                          the Company (19)

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

                                   10.2   Stock Grant Plan (2).

                                   10.3   Nonqualified Stock Option Plan (2).

                                   10.7   Collective Bargaining Agreement
                                          between Wonderland Greyhound Park,
                                          Inc. and Local 103 - Electrical
                                          Workers, dated November 12, 1986 (2).

                                   10.16  1984 Incentive Stock Option Plan (9).

                                   10.18  Retirement arrangement with James F
                                          Kelley (9)

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

                                   10.43  Lease dated January 10, 1992 between
                                          Back Bay Restaurant Group, Inc. and
                                          284 Newbury Street Trust. (13)

                                   10.44 Concession Agreement dated as of March 6, 1992 between Wonderland Greyhound Park, Inc., The Westwood Group Inc. and Back Bay Restaurant Group, Inc.
                                          (13)

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

                                   10.50  Term Loan Agreement, dated August 24,
                                          1992 in connection with a loan from
                                          First Trade Union Savings Bank, FSB,
                                          together with a term promissory note,
                                          a pledge and security agreement and
                                          with a Modification Agreement, dated
                                          August 27, 1992. (15)

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

                                   10.55  Forbearance Agreement, dated April 5,
                                          1993, in connection with the mortgagee
                                          of a building owned by the Company in
                                          Boston, Massachusetts, together with
                                          subordinated unconditional guarantee.
                                          (15)

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

                                   10.63  Collective Bargaining Agreement
                                          between the Company and Local
                                          25-Teamsters, effective January 1,
                                          1993 (16).

                                   10.64  Purchase and Sale Agreement dated
                                          December 14, 1993 between Back Bay
                                          Restaurant Group, Inc. and The
                                          Westwood Group, Inc. (16).

                                   10.65  Termination Agreement dated December
                                          14, 1993 between Back Bay Restaurant
                                          Group, Inc. and The Westwood Group,
                                          Inc. together with termination of
                                          employee and administrative services
                                          agreement, a termination of amended
                                          and restated tax sharing and
                                          indemnification agreement, an amended
                                          and restated cross-indemnification
                                          agreement and a mutual release (16).

                                   10.66  Letter of Intent dated March 8, 1994
                                          from The Westwood Group, Inc., Back
                                          Bay Restaurant Group, Inc., John
                                          Hancock Mutual Life Insurance

                                          Company and Fidelity Management &
                                          Research Company, on behalf of funds
                                          managed by it, defining the terms
                                          under which an exchange for the
                                          Company's 14.25%. Subordinated
                                          debentures would take place (16).

                                   10.67 Loan Restructuring Agreement, dated as of July 1, 1993, between certain subsidiaries of the Company and the MSCGAF Realty Trust, in connection with the restructuring of $4,500,000 Term Loan, together with Exhibits A through F of such agreement (16).

                                   10.68  Settlement and Debt Forgiveness
                                          Agreement between The Westwood Group,
                                          Inc. and each Noteholder of the
                                          Company's 14.25%. Subordinated Notes
                                          due August 15, 1997 (17).

                                   10.69  Exchange Form Restructuring of the
                                          14.25%. Subordinated Notes due 1997 of
                                          The Westwood Group, Inc. (17).

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

                                   10.74  Collective Bargaining Agreement
                                          between Wonderland Greyhound Park,
                                          Inc. and Local 22 -

                                          Laborers' International Union, dated
                                          July 1, 1993 (18)

                                   10.75  Collective Bargaining Agreement
                                          Extension between RFSC, Inc. and Local
                                          26 - Hotel and Restaurant Workers,
                                          effective January 1, 1994 (18)

                                   10.76  Settlement Agreement between
                                          Wonderland Greyhound Park, Inc. and
                                          Local 254 - Service Employees
                                          International Union, dated September
                                          19, 1994, in connection with a
                                          successor collective bargaining
                                          agreement (18)

                                   10.77  Agreement for Termination of Amended
                                          and Restated Cross-Indemnification
                                          Agreement between the Company and
                                          BBRG, dated March 18, 1994 (18)

                                   10.78 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995 (18)

                                   10.79  Margin Account Client Agreement
                                          between Westwood Financial Group, Inc.
                                          and Tucker Anthony Inc., dated May 19,
                                          1994, together with a side agreement
                                          detailing additional terms (18)

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

                                   (11)   Filed with the Company's Quarterly
                                          Reports on Forms 10-Q for 1990 and
                                          incorporated herein by reference.

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

                                   (19)   Filed with Company's Annual Report on
                                          Form 10-K for 1995 and incorporated
                                          hereby by reference.

         (b)  Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended December 31, 1996:


         Change in Independent Accountants - filed December 23, 1996





    SIGNATURES
    ----------

                  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE WESTWOOD GROUP, INC.


                                            By  /s/ Charles F. Sarkis
                                                ---------------------
                                                     Charles F. Sarkis
                                                     Chairman of the Board

Date: April 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 15, 1997    By /s/ Charles F. Sarkis
                           ----------------------------------
                               Charles F. Sarkis
                               Chairman of the Board

Date: April 15, 1997    By /s/ Richard P. Dalton
                           ----------------------------------
                               Richard P. Dalton
                               President, Chief Executive
                               Officer and Director

Date: April 15, 1997    By /s/ A. Paul Sarkis
                           ----------------------------------
                               A. Paul Sarkis
                               Executive Vice President
                               Director

Date: April 15, 1997    By /s/ Richard G. Egan, Jr.
                           ----------------------------------
                               Richard G. Egan, Jr.
                               Vice President of Finance,
                               Treasurer, Secretary, and
                               Chief Financial Officer
                               (Principal Financial Officer)

Date: April 15, 1997    By /s/ Anthony V. Boschetto
                           ----------------------------------
                               Anthony V. Boschetto
                               Controller, Asst. Secretary
                               (Principal Accounting Officer)

Date: April 15, 1997    By /s/ Paul J. DiMare
                           ----------------------------------
                               Paul J. DiMare
                               Director