Form 10-Q
period 1997-03-31
WESTWOOD GROUP INC
filed 1997-05-20
CIK 83530

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

                           OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EX0CHANGE ACT OF 1934

For the transition period from  ______________ to _______________

Commission File Number:                            0-1590


                                  THE WESTWOOD GROUP, INC.

           (Exact name of registrant as specified in its charter)


 Delaware                             04-1983910
------------------------------       -----------------
(State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification No.)



190 V.F.W. Parkway, Revere, Massachusetts,         02151
----------------------------------------         --------
(Address of principal executive offices)         (Zip Code)

                                   617-284-2600
                                  -------------
(Registrant's telephone number, including area code)

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

As of May 15, 1997 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                         1 of 21 Pages




                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS

                                      March 31,      December 31,
                                       1997              1996
                                     (Unaudited)
Current assets:
 Cash and cash equivalents           $ 1,169,304      $ 1,033,911

 Restricted cash                         679,246        1,021,221

 Accounts receivable                     645,373          641,345

 Prepaid expenses and other
  current assets                         137,266          198,295
                                      -----------       ---------
 Total current assets                  2,631,189        2,894,772

Property, Plant and Equipment:
 Land                                    348,066          348,066
 Buildings                            14,680,143       14,630,088
 Machinery and equipment               5,042,351        5,034,426
 Leasehold improvements               10,864,559       10,864,559
                                      ----------       ----------
                                      30,935,119       30,877,139
Less: accumulated depreciation
  and amortization                    19,154,048       18,919,632
                                      ----------       ----------
 Net property, plant and equipment    11,781,071       11,957,507

Other assets:
 Goodwill, less accumulated
  amortization of $420,000 and
  $384,000                               300,000          336,000
 Investments                           4,970,352        4,987,796
 Notes receivable from officer           340,735          336,190
 Other assets, less accumulated
  amortization of $909,100 and
     $871,732                            280,368          317,736
                                       ---------        ---------
 Total other assets                    5,891,455        5,977,722
                                     -----------      -----------
 Total assets                        $20,303,715      $20,830,001
                                     ===========      ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                      March 31,      December 31,
                                        1997            1996
                                     (Unaudited)

Current liabilities:
 Current maturities of
  long-term debt                    $  4,539,516     $ 2,226,973
 Long-term obligations in default      1,128,689       1,185,500
 Short-term borrowing's                  370,833         520,990
 Accounts payable and other accrued
  liabilities                         15,400,880      15,646,522
Outstanding pari-mutuel tickets          479,012         420,119
                                      ----------      ----------
  Total current liabilities           21,918,930      20,000,104

Long-term debt,
  less current maturities              1,012,817       3,434,758
Other long-term liabilities            1,827,756       1,859,378
                                      ----------      ----------
  Total liabilities                   24,759,503      25,294,240

Commitments and contingencies

Stockholders' deficit:
 Common Stock, $.01 par value;
  Authorized 3,000,000 shares
  1,936,409 shares issued and
  outstanding                             19,364          19,364

 Class B Common stock, $.01 par value;
  Authorized 1,000,000 shares;
  912,615 shares issued and outstanding    9,126           9,126

 Additional paid-in capital           13,355,355      13,355,355
 Accumulated deficit                 ( 9,485,266)    ( 9,497,349)
  Note receivable from related party (   334,226)    (   330,594)
 Minimum pension liability adjustment(    55,359)    (    55,359)

 Less cost of 1,593,199 common and 600
  class B common shares in treasury  ( 7,964,782)    ( 7,964,782)
                                     -----------     -----------
Total stockholders' deficit          ( 4,455,788)    ( 4,464,239)

Total liabilities, minority
  interest and stockholders'         ------------    -----------
  deficit                            $20,303,715     $20,830,001
                                     ============    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               For the three months ended March 31, l997 and l996
                                   (Unaudited)


                                      1997              1996


Operating revenue:
 Pari-mutuel commissions           $ 6,435,816       $ 5,813,067
 Concessions                           609,844           541,831
 Other operating                       658,478           502,565
                                    ----------         ---------
       Total operating revenue       7,704,138         6,857,463

Operating expenses:
 Wages, taxes and benefits           2,263,594         2,359,236
 Purses                              1,736,010         1,691,107
 Cost of food and beverage             171,851           181,524
 Administrative                      1,114,131           536,238
 General operating                   2,027,932         1,952,535
 Depreciation and amortization         307,784           399,595
                                     ---------         ---------
      Total operating expenses       7,621,302         7,120,235
                                     ---------        ----------
      Income (loss) from operations     82,836        (  262,772)

Other income/(expenses):
 Interest expense, net              (  131,646)       (  198,652)
 Equity income (loss) in investment (   17,444)       (   63,500)
 Other income                           88,333            88,333
                                    ----------        -----------
       Total other income (expenses)(   60,757)       (  173,819)
                                    ----------        -----------
Income (Loss) before provision
 for income taxes                       22,079        (  436,591)
Provision for income tax                10,000             -
                                    ----------        -----------
       Net Income (Loss)           $    12,079       $(  436,591)
                                   ===========       ============
Net income (loss) per share        $       .01       $(      .35)
                                   ===========       ============
Weighted average common
  shares outstanding                 1,255,255         1,255,225

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and l996
                                 (Unaudited)

                                      1997              1996

Cash flows from operating activities:

 Net income (loss)                    $    12,079    $(  436,591)
 Adjustments to reconcile
   net income (loss) to net cash
   provided by operating
   activities -
    Depreciation and amortization         307,784        399,591
    Equity in loss from investments        17,444         63,500
    Deferred revenue                   (   88,333)   (    88,333)
    Changes in operating assets
      and liabilities -
     Restricted Cash                      341,975          7,878
     Accounts Receivables              (    4,028)       349,183
     Prepaid expenses
     and other current assets              61,029         78,900
     Other assets                      (    4,545)   (     9,652)
     Accounts payable
       and other accrued liabilities,  (   98,412)       243,765
     Other long-term liabilities       (   35,254)         2,956
                                       -----------    ----------
              Total adjustments           497,660      1,047,788
              Net cash provided by     -----------    ----------
                operating activities      509,739        611,197
                                       -----------    ----------
Cash flows from investing activities:

 Additions to property,
   plant and equipment                 (   57,980)    (   30,818)
                                      ------------    -----------
              Net cash used in
                investing activities  $(   57,980)   $(   30,818)
                                      ------------   ------------

                                   (Continued)


The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and l996
                                   (Unaudited)

                                   (Continued)

                                        1997          1996

Cash flows from financing activities:

Proceeds from long-term debt          $      2,811   $   300,000
Principal payments of debt             (   319,177)   (  536,508)
                                      -------------  ------------
 Net cash used in
  financing activities                 (   316,366)   (  236,508)
                                       ------------  ------------
Net increase in cash and cash
 equivalents                               135,393       343,871

Cash and cash equivalents at
 beginning of period                     1,033,911       450,987
                                       ------------   -----------
Cash and cash equivalents at
 end of period                        $  1,169,304  $    794,858
                                      ============  ============
Supplemental Disclosures of Cash
 Flow Information:

 Cash paid during the period for-
    Interest                          $    137,013  $    250,839
                                      ============  ============
    Income taxes                      $     13,280  $     18,208
                                      ============  ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                 THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Unaudited)

1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

     Principles of Consolidation

          The accompanying consolidated condensed financial statements as of, and for the three months ended, March 31, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiaries.

     Financial Statements for the Year Ended December 31, 1996

          The consolidated balance sheet at December 31, 1996 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with current period presentation.

     Debt

          Long-term obligations which are in default have been classified as current liabilities. (See Note 3).

     Income (Loss) per Common Share

          Income (loss) per share amounts are based on the weighted average number of common and Class B common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents consist of dilutive stock options and warrants under the treasury stock method.

              THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)

2.  Results of Operations and Management's Plans

     The Company's consolidated condensed financial statements have been prepared on the basis that it will continue in existence. The Company has encountered substantial cash flow and liquidity problems, has a signigicant working capital deficiency and stockholders' deficit and is in default on certain debt obligations (See Note 3). The improvement in the Company's results during the three months ended March 31, 1997 compared to the corresponding period in 1996 is due to an increase in operating income of approximately $346,000 and a decrease in interest expense of approximately $67,000. These improvements are attributable to the reorganization plan discussed below.

     The Company has implemented certain reorganization plans to address its cash flow and liquidity problems. the above factors, however, raise substantial doubt about its ability to continue as a going concern.

     In June of 1995, the Company reorganized and restructured its financial and operational management team, with the addition of a Executive vice-president, Chief Financial Officer and Controller. Management has continued to monitor cost containment and seek ways to improve operational profitability. Also, Management is continuing to negotiate existing obligations and commitments to reduce the burden on current cash flow from operations. Management is looking for new opportunities to grow and expand its current product, through increasing new markets via simulcast wagering and adding new entertainment options at its facilities.

     The Company's ability to continue as a going concern depends on future events, including its continued success in its reorganization effort.

               THE WESTWOOD GROUP INC., AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           MARCH 31, 1997

                             (Unaudited)

3.  Debt

     At March 31, 1997 December 31, 1996 debt consisted of the
following:
                                        March 31      December 31
                                          1997           1996
8-3/4% MSCGAF Reality Trust term
  loan requiring monthly payments
  of principal and interest
  of $42,298 until maturity in January
  1998, collateralized by a
  mortgage and security interest
  in all real estate and personal
  property located at Wonderland
  Park, by all of the stock of
  Wonderland Park, and guaranteed
  by three subsidiaries of the
  Company, including Wonderland Park.    $2,593,142    $2,644,632

Line of credit, interest at 10%
  requiring monthly payments of
  interest plus $16,000
  principal until maturity at
  June 1, 1997, final payment of
  $1,648,000 due July 1997,
  collateralized by a second mortgage
  and security interest in all real
  estate and personal property located
  at Wonderland Park and by
  approximately 401,000 shares of BBRG
  common stock held by the Company.       1,712,000     1,744,000

              THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)


6% BBRG Term Note, payable in equal
  payments of principal
  and interest of approximately $36,000
  beginning April 1, 1998, collateralized
  by certain tangible personal property
  and licenses.                             970,000       970,000

6% Promissory Notes, payable in
  monthly payments of principal
  plus interest at $9,000 per
  month until April, 1996 and
  $12,000 per month until maturity
  in October, 1997. Collateralized
  by 60,333 shares of BBRG common
  stock held by the Company.                 96,000       120,000

Margin agreement due on demand
  collateralized by 88,000 shares
  of BBRG stock held by the Company.        118,485       115,674

7.5% Promissory Note, payable in 60
  monthly payments of principal and
  interest of $2,003, commencing
  April,1995.                                62,706        67,425

14-1/4% Subordinated Notes due
  August, 1997                              285,000       285,000

              THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)

Creditor Trust Agreement
Promissory obligation, non-interest
  bearing, with a quarterly
  minimum graranteed amount,
  of all distributions from
  Foxboro Capital Improvements
  Trust Funds applicable to the
  period beginning January 1, 1994,
  until paid in full.                       843,689      900,500

                                          6,681,022    6,847,231

Less:
  Current maturities                      4,539,516    2,226,973
  Long-term obligations in default
   which have been classified as
   a current liability.                   1,128,689    1,185,500


Long-term debt, net of current
 maturities and long-term obligations.   $1,012,817    $3,434,758

              THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)


     In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes.

          The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994, which was paid in full. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996 and $230,000
through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. The Company did not make the minimum quarterly payments in 1996 and is currently in default of this obligation. All distributions of the Foxboro Park Capital Improvements Trust Fund have been paid towards this obligation and the Company is currently renegotiating this agreement. The outstanding balance included in the current portion of long term debt at March 31, 1997 is $843,689.

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

              THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)


4.   Short-Term Borrowings

          The company had $370,833 and $520,990 outstanding at March 31, 1997 and December 31, 1996, respectively, in short-term borrowing arrangements. An unsecured Line of Credit for $1 million was established in 1996 solely for the purpose of funding the payment of pari-mutuel outs tickets due to the Commonwealth of Massachusetts. The line of credit matures in November, 1997, bears interest at 12% per annum and has an outstanding balance of $300,000 at March 31, 1997 and December 31, 1996. The Company also has a short-term note payable of $70,833 and $220,990 at March 31, 1997 and December 31, 1996, respectively, bearing interest at 12% per annum and requiring weekly principal and interest payments of $11,900 until maturity on May 16, 1997.

5.   Contingencies

          The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness, Inc and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint seeks a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

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

                      THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)

          On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc., Foxboro Park, Inc and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint seeks to evict Foxboro from the Foxboro Raceway. On November 18, 1996, Foxboro filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

          On December 5, 1996, the Court consolidated the three actions referred to above and scheduled trial for March 11, 1997.
The court subsequently rescheduled the trial of the consolidated actions to April 16, 1997.

          Trial commenced on a jury waived basis on April 16, 1997. On April 25, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. The court refused, however, to enter a separate judgment on the issue of occupancy. Accordingly, Foxboro Park remains in possession of the premises. On April 30, 1997, trail of Foxboro Park's fraud and related claims commended. That trial was still ongoing as of the date hereof.

              THE WESTWOOD GROUP INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                               (Unaudited)

6.   Investments
          During 1994, the Company and Back Bay Restaurant Group, Inc.("BBRG") jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method.

          The following unaudited financial information summarizes the financial position and results of operations of BBRG, as of and for the periods ended 1997 and 1996.

Financial Information         March 30,    December 29,
(In thousands)                 1997           1996
Balance sheet data
  Current assets                $ 2,980     $ 3,356
  Noncurrent assets              40,365      40,555
  Current liabilities            11,735      12,243
  Noncurrent liabilities          6,495       6,466
  Net equity                     25,115      25,202

                              March 30,     March 31,
                               1997           1996
Earnings data
  Net sales                  $   21,896   $  20,483
  Gross profit                    2,190       1,940
  Net loss                    (      89)   (    324)
Company's equity in net income
loss of BBRG                 $(      20)  $(     64)

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended March 31, 1997 compared to three months ended
March 31, 1996

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended March 31, 1997 and l996.

                                        1997            1996
Performances                             113             108
Simulcast days                            90              89

Pari-mutuel handle (thousands)
      Live-on track                  $ 9,953         $10,692
      Live-simulcast                   8,603           3,911
      Guest-simulcast                 12,747          13,430
            Total                    $31,303         $28,033

Total attendance                     117,044         123,919

Average per capita on site wagering  $   194         $   195

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended March 31, 1997 and l996.

                                        1997            1996
Performances                              31              -
Simulcast days                            87              91

Pari-mutuel handle (thousands)
      Live-on track                  $ 1,118              -
      Live-simulcast                   5,800              -
      Guest-simulcast                 11,852         $11,113
            Total                    $18,770         $11,113

Total attendance                      55,209          45,597

Average per capita on site wagering  $   235         $   244

     Operating Revenue

          Revenue from parimutuel commissions increased to approximately $6.44 million for the three months ended March 31, 1997 compared to $5.81 million for the three months ended March 31, 1996. The increase of approximately $623,000 is comprised of $549,000 and $74,000 of additional revenue at Foxboro and Wonderland, respectively. Foxboro generated approximately $2.28 million in commission revenue during the three months ended March 31, 1997, compared to $1.73 million in the corresponding three month period of 1996. The improved revenue at Foxboro is attributable to an increase in guest simulcast handle of approximately $739,000 and the handle associated with 31 live racing performances during February and March of 1997 which generated approximately $1.1 million in on-track handle and approximately $5.8 million in live-simulcast handle. Foxboro did not conduct any live racing performances during the three months ended March 31, 1996.

          Wonderland generated approximately $4.15 million in commission revenue during the three months ended March 31 1997 as compared to $4.08 million in the corresponding three months of 1996. Increased live-simulcast handle of approximately $4.7 million was offset by decreases of approximately $739,000 and $683,000 in live on-track and guest-simulcast handle, respectively. The improved live-simulcast handle results is attributable to an expansion of the Wonderland simulcasting network during the first quarter of 1997 as compared to 1996.
The decline in on-track wagering at Wonderland is due to lower attendance.

          Parimutuel commission for the three months ended March 31, 1997 included approximately $81,290 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $31,931 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $92,134 deposited into the Harness and Thoroughbred Capital Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland and Foxboro Park.

          Concession revenue increased $68,000 for the three months ended March 31 1997, from approximately $542,000 in the three months ended 1996 to $610,000. The increase was due to additional group function revenue at Foxboro Park in the first quarter of 1997.

          Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances. Other operating revenues increased by approximately $146,000 for the three months ended March 31, 1997 compared to 1996 due to additional racing performances at Foxboro and increased pricing at Wonderland.

Operating Expenses

          Operating expenses of $7,621,302 for the three months ended March 31 1997 increased by approximately $501,000 from $7,120,235 for the three months ended March 31, 1996. Foxboro Park's operating expenses increased by $850,000, from $2,023,000 in 1996 to $2,873,000 in 1997. This increase is due to the February 1 opening in 1997 compared to an April 1 opening in 1996 for live racing as well as increased legal costs of approximately $625,000 associated with litigation (See Footnote 5.). Cost associated with live racing include purses, audio-visual expense and utilities. These costs increased approximately $225,000 at Foxboro Park in the first quarter of 1997 as compared to the corresponding period in 1996. Wonderland Greyhound Park's operating expenses decreased by approximately $287,000 in 1997, from approximately $4,305,000 in 1996 to $4,018,000 in 1997 due to Wonderland Greyhound Park's effective cost containment efforts. These decreases include operating efficiencies in payroll related expenses of $180,000 and a reduction of purses and audio-visual costs of $100,000.

     Interest Expense

          Interest expense decreased by approximately $67,000 in the three months ended March 31, 1997, from $199,000 in the three months ended March 31, 1996 to $132,000 in the three months ended March 31, 1997. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources-General).

     Depreciation and Amortization

          Depreciation and amortization decreased approximately $92,000 to $308,000 in the three months ended March 31, 1997, from $400,000 in the comparable period in l996. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset. Depreciation has decreased as certain assets have exceeded their estimated useful life.

     Other Income

          Other income increased by approximately $36,000 in 1997 from $24,834 in the first three months ended March 31, 1996, to $60,889 in the first three months ended March 31, 1997. This increase is attributed to the improved operating results of the equity investment in BBRG in 1997.

     Liquidity and Capital Resources

          The Company's cash and cash equivalents totaled $1.169 million at March 31, 1997, compared with $1.034 million at December 31, 1996. The Company generated cash flows from operations of $510,000 during the first quarter of 1997, as compared to $611,000 during the corresponding period in 1996.
Non cash items included in the Company's net income in the first quarter of 1997 consist of depreciation and amortization expense of $308,000 and amortization of deferred revenue of $88,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided $261,000 of cash in the first quarter of $1997. Cash payments for rent commenced in 1997. Net cash used in investing activities in 1997 of $58,000 represents investments and additions to the property, plant and equipment, principally at Wonderland. Financing activities in 1997 include approximately $319,000 of funds used to reduce outstanding balances on long term debt.

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

          The Company has outstanding a bank line of credit in the amount of $1,712,00 (the "Term Note"). The Term Note is collateralized by a pledge of approximately 336,000 of the Company's shares of BBRG common stock (the "Collateral").

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

     The Company and its subsidiaries have several immediate needs for cash. Financing arrangements consist of current maturities of long-term debt, including obligations in default, totaling $5,668,000 and short-term borrowing arrangements of $371,000. Additionally, pursuant to the terms and conditions of its license, the Company is required to make monthly rent payments for the Foxboro facility of $87,500 ($1,050,000 annual requirements). There can be no assurance that the Company's efforts to provide additional liquidity or to renew and extend existing financial arrangements will be successful. Management anticipates that unless its efforts are successful, the Company may not have sufficient cash to cover operating expenses and scheduled debt payments during 1997.

     Racing Operations

          In order to meet the requirements for renewal of racing licenses for 1998, the Company's racing subsidiaries must demonstrate that they are financially stable entities, capable of disposing of their obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1998 racing licenses, there can be no assurance that the Racing
Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland and Foxboro Park.

                          PART II - OTHER INFORMATION


Item l.   Legal Proceedings

          The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness, Inc and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint seeks a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

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

          On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc., Foxboro Park, Inc and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint seeks to evict Foxboro from the Foxboro Raceway. On November 18, 1996, Foxboro filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

          On December 5, 1996, the Court consolidated the three actions referred to above and scheduled trial for March 11, 1997.
The court subsequently rescheduled the trial of the consolidated actions to April 16, 1997.

          Trial commenced on a jury waived basis on April 16, 1997. On April 25, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. The court refused, however, to enter a separate judgment on the issue of occupancy. Accordingly, Foxboro Park remains in possession of the premises. On April 30, 1997, trail of Foxboro Park's fraud and related claims commended. That trial was still ongoing as of the date hereof.



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

                       THE WESTWOOD GROUP, INC.




Date  May 19, 1997       /s/ Richard P. Dalton
                         Richard P. Dalton
                         President


Date  May 19, 1997       /s/ Richard G. Egan, Jr.
                         Richard G. Egan, Jr.
                         Chief Financial Officer,
                         Treasurer