Form 10-Q
period 1997-06-30
WESTWOOD GROUP INC
filed 1997-08-20
CIK 83530

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1997

                                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to________________________

Commission File Number:                                  0-1590


                                  THE WESTWOOD GROUP, INC.
           (Exact name of registrant as specified in its charter)


 Delaware                                        04-1983910
(State or other              (I.R.S. Employer Identification No.)
jurisdiction ofincorporation
or organization)

190 V.F.W. Parkway, Revere, Massachusetts           02151
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

As of August 15, 1997 343,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                       Page 1 of 23 Pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                      June 30,       December 31,
                                         1997              1996

                                      (Unaudited)
Current assets:
 Cash and cash equivalents           $   840,542      $ 1,033,911
     Restricted cash                     358,136        1,021,221
     Accounts receivable                 294,706          641,345

 Prepaid expenses and other
  current assets                         224,734          198,295

 Total current assets                  1,718,118        2,894,772

Property, Plant and Equipment:
 Land                                    348,066          348,066

 Buildings                            14,699,172       14,630,088
 Machinery and equipment               5,078,536        5,034,426

 Leasehold improvements               10,864,559       10,864,559
                                      30,990,333       30,877,139
     Less: accumulated depreciation
  and amortization                    19,382,852       18,919,632

 Net property, plant and equipment    11,607,481       11,957,507

Other assets:
 Goodwill, less accumulated
  amortization of $456,000 and
  $384,000                               264,000          336,000
 Investments                           5,085,456        4,987,796
     Notes receivable from officer       345,282          336,190
     Other assets,
less accumulated
  amortization of $946,468 and
     $871,732                            243,000          317,736

 Total other assets                    5,937,738        5,977,722

 Total assets                        $19,263,337      $20,830,001


The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                    June 30,      December 31,
                                      1997            1996
                                   (Unaudited)
Current liabilities:
 Current maturities of long-term   $  4,355,747      $ 2,226,973
     debt
 Long-term obligations in default     1,128,689        1,185,500
 Short-term borrowing's                 287,828          520,990
 Accounts payable and other accrued
  liabilities                        15,153,742       15,646,522
  Outstanding pari-mutuel tickets       300,637          420,119

  Total current liabilities          21,226,643       20,000,104

Long-term debt, less current
     maturities                         975,191        3,434,758
Other long-term liabilities           1,825,469        1,859,378

  Total liabilities                  24,027,303       25,294,240

Commitments and contingencies

Stockholders' deficit:
 Common Stock, $.01 par value;
  Authorized 3,000,000 shares
  1,936,409 shares issued and
  outstanding                           19,364           19,364

 Class B Common stock, $.01 par value;
  Authorized 1,000,000 shares;
  912,615 shares issued and
  outstanding                            9,126            9,126

 Additional paid-in capital         13,355,355       13,355,355
 Accumulated deficit               ( 9,789,813)    (  9,497,349)
  Note receivable from related
  party                            (   337,857)    (    330,594)
 Minimum pension liability
 adjustment                        (    55,359)    (     55,359)
  Less cost of 1,593,199 common
     and 600 class B common
     shares in treasury            ( 7,964,782)    (  7,964,782)

Total stockholders' deficit        ( 4,763,966)    (  4,464,239)
 Total liabilities, minority
  interest and stockholders'
  deficit                          $19,263,337      $20,830,001

The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

       For the three months ended June 30, l997 and l996

                           (Unaudited)

                                          1997           1996


Operating revenue:
 Pari-mutuel commissions                 $ 7,115,500  $7,485,054
    Concessions                              746,389     848,436
 Other operating                             473,017     700,291
       Total operating revenue             8,334,906   9,033,781

Operating expenses:
 Wages, taxes and benefits                 2,389,727   2,559,368
 Purses                                    2,211,081   2,351,929
 Cost of food and beverage                   220,265     326,720
 Administrative                            1,351,882     683,592
 General operating                         2,227,808   2,233,585
 Depreciation and amortization               302,174     405,340
       Total operating expenses            8,702,937   8,560,534
       Income (loss) from operations      (  368,031)    473,247

Other income/(expenses):
 Interest expense, net                    (  139,949)   (238,205)
 Equity income (loss) in investment          115,104      36,600
 Other income                                 88,333      88,333
       Total other income (expenses)          63,488    (113,272)

Income (Loss) before provision
 for income taxes                         (  304,543)    359,975
Provision for income taxes                     -            -

       Net Income (Loss)                 $(  304,543)    $359,975

Net income (loss) per share              $(      .24)    $    .29

Weighted average common
  shares outstanding                       1,255,225    1,255,225


The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

        For the six months ended June 30, l997 and l996

                           (Unaudited)


                                    1997              1996


Operating revenue:
 Pari-mutuel commissions           $13,551,316        $13,298,121
 Concessions                         1,356,233          1,390,267
 Other operating                     1,131,495          1,202,856
       Total operating revenue      16,039,044         15,891,244

Operating expenses:
 Wages, taxes and benefits          4,653,321           4,918,604
 Purses                             3,947,091           4,043,036
 Cost of food and bev                 392,116             508,244
 Administrativ                      2,466,013           1,219,930
 General operating                  4,255,740           4,186,120
 Depreciation and amortization        609,958             804,935
       Total operating expenses    16,324,239          15,680,769
       Income (loss) from
       operations                  (  285,195)            210,475

Other income/(expenses):
 Interest expense, net             (  271,595)         ( 436,857)
 Equity income (loss) in investment    97,660          (  26,900)
 Other income                         176,666             176,666
       Total other income (expenses)    2,731          ( 287,091)

Income (Loss) before provision
 for income taxes                   (  282,464)         ( 76,616)
Provision for income taxes              10,000                -


       Net Income (Loss)                 $(  292,464)   $(76,616)

Net income (loss) per share              $(      .23)   $(   .06)

Weighted average common
  shares outstanding                       1,255,225    1,255,225




The accompanying notes are an integral part of these consolidated condensed financial statements.

                         THE WESTWOOD GROUP, INC. AND
SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          For the six months ended June 30, 1997 and l996

                           (Unaudited)

                                              1997           1996

Cash flows from operating activities:

 Net income (loss)                  $(  292,464)     $(   76,616)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities -
    Depreciation and amortization        609,958         804,935
    Equity in (income) loss from inve (   97,660)         26,900
    Deferred revenue                  (  176,666)    (   176,666)
    Changes in operating assets and liabilities -
     Restricted Cash                     663,085         477,199
     Accounts Receivables                346,639      (  209,346)
     Prepaid expenses
       and other current assets      (   26,439)     (    94,931)
     Other assets                    (    9,092)     (       230)
     Accounts payable
       and other accrued liabilities,(  442,861)         321,123
     Other long-term liabilities     (   33,909)     (    80,307)
              Total adjustments         833,055          989,460
              Net cash provided by
                operating activities    540,591          912,844

Cash flows from investing activities:

 Additions to property, plant and equipment
                                     (  113,194)      (  221,678)

              Net cash used in investing
                activities          $(  113,194)    $ (  221,678)


                           (Continued)


The accompanying notes are an integral part of these consolidated condensed financial statements.

            THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        For the six months ended June 30, 1997 and l996

                           (Unaudited)

                           (Continued)

                                              1997          1996

Cash flows from financing activities:

Proceeds from long-term debt         $      2,811   $    300,000
Principal payments of debt           (    623,577)   (   765,357)

 Net cash used in
  financing activities               (    620,766)   (   465,357)

Net increase in cash and cash
 equivalents                         (    193,369)       225,809

Cash and cash equivalents at
 beginning of period                    1,033,911        450,987

Cash and cash equivalents at
 end of period                        $   840,542   $    676,796

Supplemental Disclosures of Cash
 Flow Information:

 Cash paid during the period for-
    Interest                          $    241,079  $     481,462

    Income taxes                      $     13,280  $      18,208


The accompanying notes are an integral part of these consolidated condensed financial statements.

1.  Summary of Significant Accounting Policies

     Interim Results

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

     Principles of Consolidation

          The accompanying consolidated condensed financial statements as of, and for the three and six month periods ended, June 30, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiaries.

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

                 THE WESTWOOD GROUP INC., AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 1997

                                (Unaudited)

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

     The Company's ability to continue as a going concern depends on future events including its continued success in its reorganization effort.

                THE WESTWOOD GROUP INC., AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              JUNE 30, 1997

                               (Unaudited)

3.  Debt

     At June 30, 1997 and December 31, 1996 debt consisted of the following:


                                      June 30,      December 31,
                                         1997          1996

8-3/4% MSCGAF Reality Trust term
  loan requiring monthly payments
  of principal and interest
  of $42,298 until maturity in January
  1998, collateralized by a
  mortgage and security interest
  in all real estate and personal
  property located at Wonderland
  Park, by all of the stock of
  Wonderland Park, and guaranteed
  by three subsidiaries of the
  Company, including Wonderland Park.   $2,493,896    $2,644,632


Line of credit, interest at 10%
  requiring monthly payments of
  interest plus $16,000
  principal until maturity at
  June 1, 1997, final payment of
  $1,648,000 due July 1997,
  collateralized by a second mortgage
  and security interest in all real
  estate and personal property located
  at Wonderland Park and by
  approximately 401,000 shares of BBRG
  common stock held by the Company.      1,648,000     1,744,000

             THE WESTWOOD GROUP, INC., AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         JUNE 30, 1997

                           (Unaudited)


6% BBRG Term Note, payable in equal
  quarterly payments of principal
  and interest of approximately $36,000
  beginning April 1, 1998, collateralized
  by certain tangible personal property
  and licenses.                             970,000       970,000

6% Promissory Notes, payable in
  monthly payments of principal
  plus interest at $9,000 per
  month until April, 1996 and
  $12,000 per month until maturity
  in October, 1997. Collateralized
  by 60,333 shares of BBRG common
  stock held by the Company.                 48,000       120,000

Margin agreement due on demand
  collateralized by 88,000 shares
  of BBRG stock held by the Company.        113,200       115,674

7.5% Promissory Note, payable in 60
  monthly payments of principal and
  interest of $2,003, commencing
  April,1995.                                57,842        67,425

14-1/4% Subordinated Notes due
  August, 1997                              285,000       285,000

          THE WESTWOOD GROUP INC., AND SUBSIDIARIES

               CONDENSED FINANCIAL STATEMENTS

                        JUNE 30, 1997

                           (Unaudited)

Creditor Trust Agreement
Promissory obligation, non-interest
  bearing, with a quarterly
  minimum guaranteed amount,
  of all distributions from
  Foxboro Capital Improvements
  Trust Funds applicable to the
  period beginning January 1, 1994,
  until paid in full.                       843,689      900,500

                                          6,459,627    6,847,231

Less:
  Current maturities                      4,355,747    2,226,973
  Long-term obligations in default
   which have been classified as
   a current liability.                   1,128,689    1,185,500


Long-term debt, net of current
 maturities and long-term obligations.   $  975,191   $3,434,758

         THE WESTWOOD GROUP INC., AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 1997

                            (Unaudited)

     In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Under the Settlement Agreement, the balance was divided into two non-interest bearing notes.

     The first note included a principal balance of $200,000 and four equal monthly installments through September 15, 1994, which was paid in full. The second note included a principal balance of $2 million, and requires minimum quarterly payments of $105,000 in 1994, $145,000 in 1995, $150,000 in 1996
and $230,000 through maturity in September 1997. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards these amounts. The Company did not make the minimum quarterly payments in 1996 and is currently in default of this obligation. All distributions of the Foxboro Park Capital Improvements Trust Fund have been paid towards this obligation and the Company is currently renegotiating this agreement. The outstanding balance included in the current portion of long term debt at June 30, 1997 is $843,689.

     In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes matured on August 15, 1997, and remain in default.

     The line of credit with a balance of $1,648,000, bearing interest at 10% per annum, matured in July, 1997. The Company is currently negotiating with the lender to renew and extend this credit facility.

     THE WESTWOOD GROUP INC., AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997
                     (Unaudited)

4.   Short-Term Borrowings

          The Company had $287,828 and $520,990 outstanding at June 30, 1997 and December 31, 1996, respectively, in short-term borrowing arrangements. An unsecured Line of Credit for $1 million was established in 1996 solely for the purpose of funding the payment of pari-mutuel outs tickets due to the Commonwealth of Massachusetts. The line of credit matures in November, 1997, bears interest at 12% per annum and has an outstanding balance of $287,828 and $300,000 at June 30, 1997 and December 31, 1996, respectively. As of July 28, 1997, the Company is no longer able to borrow under the line of credit due to the court order for eviction at Foxboro (See further discussion in Footnote 5 below).

           The Company also had a short-term note payable of $220,990 at December 31, 1996, (interest at 12% per annum) required weekly principal and interest payments of $11,900 until maturity on May 16, 1997.

5.   Contingencies

          The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness, Inc and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint sought a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

          On October 8, 1996, Foxboro filed an answer to the complaint as well as counterclaims which asserted that Foxboro Park had a long-term right to occupy the Raceway and was entitled to substantial monetary damages. On that day, Foxboro Park also filed a related complaint in Norfolk Superior Court against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

        THE WESTWOOD GROUP INC., AND SUBSIDIARIES

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     JUNE 30, 1997

                      (Unaudited)

          On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc., Foxboro Park, Inc and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint sought to evict Foxboro from the Foxboro Raceway. On November 18, 1996, Foxboro filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

         On December 5, 1996, the Court consolidated the three actions referred to above and scheduled trial for March 11, 1997.
The court subsequently rescheduled the trial of the consolidated actions to April 16, 1997.

          Trial commenced on a jury waived basis on April 16, 1997. On April 25, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. On June 24, 1997, the Court entered judgment against Foxboro Park in the declaratory judgment and summary process actions. After denying Foxboro Park's motion for a new trial and request for a stay of judgment in those actions, the Court issued an execution pursuant to which Foxboro Park was evicted from the Raceway on July 31, 1997. Foxboro Park has not occupied the Raceway since that date and is in the process of completing its move from the property.

          Foxboro Harness, Inc. returned its license to conduct a harness horse racing meeting for calendar year 1997 to the Massachusetts State Racing Commission on Aguust 12, 1997, as the eviction at Foxboro Park prevents it from completing its racing meeting. The Company has net property plant and equipment of approximately $6.4 million associated with the Foxboro facility. The Company can not determine at this time the amount it will realize from the removal and sale of these assets; however, does not anticipate incurring a loss on disposal as liabilities and reserves exceed assets.

          On April 30, 1997, Foxboro Park's fraud and related claims commenced. On May 29, 1997, the jury returned its verdict in favor of Robert Kraft on Foxboro Park's fraud claim against him. The jury returned a verdict in favor of Foxboro Park on Foxboro Realty Associate's claim against Foxboro Park for use and occupancy charges for the period from May 29, 1997 through December 31, 1997. On June 13, 1997, the Court issued findings against Foxboro Park on its remaining claims with the exception of Foxboro Park's claim against Foxboro Stadium Associates and New England Patriots L.P. for breach of contract. With respect to that claim, the Court entered judgment in favor of Foxboro Park in the amount of $74,842.65. Foxboro Park has moved for a new trial on its fraud and related claims. That motion is still pending.

                THE WESTWOOD GROUP, INC., AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 1997

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

Financial Information         June 29,    December 29,
(In thousands)                 1997           1996
Balance sheet data
  Current assets                $ 4,120     $ 3,356
  Noncurrent assets              40,091      40,555
  Current liabilities            10,960      12,243
  Noncurrent liabilities          7,531       6,466
  Net equity                     25,720      25,202

                               June 29,      June 30,
                               1997           1996
Earnings data
  Net sales                  $   46,018   $  42,648
  Gross profit                   33,238      30,521
  Net Income (loss)                 514    (    151)
Company's equity in net income       98    (     27)
(loss) of BBRG

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Three months ended June 30, 1997 compared to three months ended
June 30, 1996

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 1997 and l996.

                                        1997            1996
Performances                             114             117
Simulcast days                            90              91

Pari-mutuel handle (thousands)
      Live-on track                  $10,960         $12,664
      Live-simulcast                   7,323           5,405
      Guest-simulcast                 13,354          13,684
            Total                    $31,637         $31,753

Total attendance                     136,267         144,579

Average per capita on site wagering  $   178         $   182

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended June 30, 1997 and 1996.

                                        1997            1996
Performances                              39              61
Simulcast days                            89              89

Pari-mutuel handle (thousands)
      Live-on track                  $ 1,706           2,776
      Live-simulcast                  15,972          12,843
      Guest-simulcast                 11,650         $12,182
            Total                    $29,328         $27,801

Total attendance                      66,448          75,087

Average per capita on site wagering  $   201         $   199

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Six months ended June 30, 1997 compared to six months ended June
30, 1996

     Wonderland Park

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 1997 and l996.

                                        1997            1996
Performances                             227             225
Simulcast days                           180             181

Pari-mutuel handle (thousands)
      Live-on track                  $20,913         $23,356
      Live-simulcast                  15,926           9,317
      Guest-simulcast                 26,101          27,113
            Total                    $62,940         $59,786

Total Attendance                     253,311         268,498

Average per capita on site wagering  $   186         $   188

     Foxboro Park

          The table below presents certain key statistics for Foxboro Park for the three months ended June 30, 1997 and 1996.

                                         1997           1996
Live Performances                         70              61
Simulcast days                           176             180

Pari-mutuel handle (thousands)
      Live-on track                  $ 2,824           2,776
      Live-simulcast                  21,772          12,843
      Guest-simulcast                $23,502         $23,295
      Total                          $48,098         $38,914


Total attendance                     121,657         120,684

Average per capita on site wagering $    216       $     216

Operating Revenue

          Revenue from parimutuel commissions decreased from $7.49 million for the three months ended June 30, 1996 to $7.12 million from the three months ended June 30, 1997.

          Wonderland generated approximately $4.4 million in commission revenue during each of the three month periods ended June 30, 1997 and 1996. Increased live-simulcast handle of approximately $1.9 million was offset by decreases of approximately $1.7 million and $330,000 in live on-track and guest-simulcast handle, respectively. The improved live-simulcast handle results is attributable to an expansion of the Wonderland simulcasting network during the first two quarters of 1997 as compared to 1996. The decline in on-track wagering at Wonderland is due to lower attendance.

          Foxboro generated approximately $2.7 million in commission revenue during the three months ended June 30, 1997 as compared to approximately $3.0 million during the corresponding period in 1996. Total on track handle declined by $1.6 million during the quarter ended June 30, 1997 compared to the same period in 1996, live simulcast handle increased by approximately $3.1 million, however, over the same period from $12.8 million during the second quarter in 1996 to $15.9 million in the same period in 1997. Foxboro ran twenty-two fewer live performances during the three months ended June 30, 1997 compared to the same period in 1996.

          Parimutuel commission for the six months ended June 30, 1997 included approximately $180,700 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. Additionally, revenue for this period includes approximately $83,000 deposited into the Harness and Thoroughbred Promotional Trust Funds combined and $115,000 deposited into the Harness and Thoroughbred Capital Improvement Trust funds combined. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland Park and Foxboro Park.

          Concessions revenue remained consistent for the six months ended June 30, 1997 from 1996 at approximately $1.4 million. This level of consistent revenues is encouraging given the reduction in attendance. These results were attributable to better product offerings and an increased effort by management to improve customer service and satisfaction.

          Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances. Other operating revenues decreased by approximately $71,000 for the six months ended June 30, 1997 compared to 1996.

Operating Expenses

          Operating expenses of $8.7 million for the three months ended June 30, 1997 increased modestly from $8.6 million for the three months ended June 30, 1996. Reductions in all expense categories, other than administrative, were realized during the quarter. Administrative expense increased by approximately $668,000 in the quarter ended June 30, 1997 as compared to the corresponding period in 1996 due to the legal costs incurred in connection with the Kraft Litigation (See further discussion in Footnote 5 to the Financial Statements and Item 1. Legal Proceedings).

          Operating expenses increased by approximately $643,000 in the six months ended June 30, 1997 to $16.3 million as compared to $15.7 million during the corresponding period in 1996. The increase was substantially due to higher expenses, in the aggregate, during the first quarter of 1997 as compared to 1996.

          Operating expenses of $7,621,302 for the three months ended March 31, 1997 increased by approximately $501,000 from $7,120,235 for the three months ended March 31, 1996. Foxboro Park's operating expenses increased by $850,000, from $2,023,000 in 1996 to $2,873,000 in 1997. This increase is due to the February 1 opening in 1997 compared to an April 1 opening in 1996 for live racing as well as increased legal costs of approximately $625,000 associated with litigation. Cost associated with live racing include purses, audio-visual expense and utilities. These costs increased approximately $225,000 at Foxboro Park in the first quarter of 1997 as compared to the corresponding period in 1996. Wonderland Greyhound Park's operating expenses decreased by approximately $287,000 in 1997, from approximately $4,305,000 in 1996 to $4,018,000 in 1997 due to Wonderland
Greyhound Park's effective cost containment efforts. These decreases include operating efficiencies in payroll related expenses of $180,000 and a reduction of purses and audio-visual costs of $100,000.

Interest Expense

          Interest expense for the quarter ended June 30, 1997 was $140,000 as compared to $238,000 for the corresponding period in 1996, a decrease of approximately $98,000. Interest expense decreased by approximately $165,000 in the six months ended June 30, 1997, as compared to the six months ended June 30, 1996 from approximately $437,000 to $272,000. The decrease for both periods is due to the reduction of outstanding debt. (See Liquidity and Capital Resources-General).

Depreciation and Amortization

          Depreciation and amortization decreased by approximately $103,000 to $302,000 for the quarter ended June 30, 1997 as compared to $405,000 for the corresponding period in 1996. Depreciation and amortization decreased approximately $195,000 to $610,000 in the six months ended June 30, 1997, from $805,000 in the comparable period in l996. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset. Depreciation has decreased in each of these periods as certain assets have exceeded their estimated useful life and certain assets have been disposed.

Other Income

          Other income of approximately $88,333 and $176,666 for the three month and six month periods ended June 30, 1997 and 1996 is attributable to the amortization of deferred revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland and Foxboro.

     Liquidity and Capital Resources

          The Company's cash and cash equivalents totaled $841,000 at June 30, 1997, compared with $1.034 million at December 31, 1996. The Company generated cash flows from operations of $541,000 during the six months ended June 30, 1997, as compared to $913,000 during the corresponding period in 1996. Non cash items included in the Company's net income consist of depreciation and amortization expense of $610,000 and amortization of deferred revenue of $177,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided $540,000 of cash in the first
quarter of 1997.   Net cash used in investing activities in 1997
of $113,000 represents investments and additions to the property, plant and equipment, principally at Wonderland. Financing activities in 1997 include approximately $621,000 of funds used to reduce outstanding balances on long term debt.

     General

          In May 1994 holders of approximately 98.6%, or $19,300,000, of the Company's 14.25% Subordinated Notes (the "Notes") delivered them to the Company in consideration for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These notes matured on August 15, 1997 and remain in default.

          The Company has outstanding a bank line of credit in the amount of $1,648,000 (the "Term Note"). The Term Note is collateralized by a pledge of approximately 401,000 of the Company's shares of BBRG common stock (the "Collateral"). This line of credit matured in July, 1997. The Company is currently negotiating with the lender to renew and extend this credit facility.

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

     The Company and its subsidiaries have several immediate needs for cash. Financing arrangements consist of current maturities of long-term debt, including obligations in default, totaling $5,484,000 and short-term borrowing arrangements of $287,000. There can be no assurance that the Company's efforts to provide additional liquidity or to renew and extend existing financial arrangements will be successful. Management anticipates that unless its efforts are successful, the Company may not have sufficient cash to cover operating expenses and scheduled debt payments during 1997.

     Racing Operations

          In order to meet the requirements for renewal of its racing license at Wonderland Greyhound Park for 1998, the Company's racing subsidiary must demonstrate that it is financially stable and capable of disposing of its obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their application for a 1998 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

                        PART II - OTHER INFORMATION

Item l.   Legal Proceedings

          The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro Harness, Inc and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint sought a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

          On October 8, 1996, Foxboro filed an answer to the complaint as well as counterclaims which asserted that Foxboro Park had a long-term right to occupy the Raceway and was entitled to substantial monetary damages. On that day, Foxboro Park also filed a related complaint in Norfolk Superior Court against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

          On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against The Westwood Group, Inc., Foxboro Park, Inc and Foxboro Harness, Inc. in Norfolk Superior Court. This complaint sought to evict Foxboro from the Foxboro Raceway. On November 18, 1996, Foxboro filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.

          On December 5, 1996, the Court consolidated the three actions referred to above and scheduled trial for March 11, 1997.
The court subsequently rescheduled the trial of the consolidated actions to April 16, 1997.

          Trial commenced on a jury waived basis on April 16, 1997. On April 25, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. On June 24, 1997, the Court entered judgment against Foxboro Park in the declaratory judgment and summary process actions. After denying Foxboro Park's motion for a new trial and request for a stay of judgment in those actions, the Court issued an execution pursuant to which Foxboro Park was evicted from the Raceway on July 31, 1997. Foxboro Park has not occupied the Raceway since that date and is in the process of completing its move from the property.

             On April 30, 1997, Foxboro Park's fraud and related claims commenced. On May 29, 1997, the jury returned its verdict in favor of Robert Kraft on Foxboro Park's fraud claim against him. The jury returned a verdict in favor of Foxboro Park on Foxboro Realty Associate's claim against Foxboro Park for use and occupancy charges for the period from May 29,1997 through December 31, 1997. On June 13, 1997, the Court issued findings against Foxboro Park on its remaining claims with the exception of Foxboro Park's claim against Foxboro Stadium Associates and New England Patriots L.P. for breach of contract. With respect to that claim, the Court entered judgment in favor of Foxboro Park in the amount of $74,842.65. Foxboro Park has moved for a new trial on its fraud and related claims. That motion is still pending.

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

                       THE WESTWOOD GROUP, INC.




Date  August 19, 1997    /s/ Richard P. Dalton
                         Richard P. Dalton
                         President


Date  August 19, 1997    /s/ Richard G. Egan, Jr.
                         Richard G. Egan, Jr.
                         Chief Financial Officer,
                         Treasurer