Form 10-Q
period 1997-09-30
WESTWOOD GROUP INC
filed 1997-11-19
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1997
                                ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________TO ______________________

COMMISSION FILE NUMBER                      0-1590
                       -------------------------------------------------------


                            THE WESTWOOD GROUP, INC.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                     04-1983910
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


190 V.F.W. PARKWAY, REVERE, MASSACHUSETTS                           02151
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          ZIP CODE)


                                  617-284-2600
------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
------------------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO
                                       -----    -----

AS OF OCTOBER 31, 1997 343,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.



                               PAGE 1 OF 23 PAGES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                          September 30,   December 31,
                                              1997           1996
                                          -------------   ------------
                                           (Unaudited)

Current assets
 Cash and cash equivalents                 $   318,191    $ 1,033,911
 Restricted cash                               283,146      1,021,221
 Accounts receivable                           177,110        641,345
 Prepaid expenses and other
   current assets                               61,499        198,295
                                           -----------    -----------

Total current assets                           839,946      2,894,772
                                           -----------    -----------

Property, Plant and Equipment:
 Land                                          348,066        348,066
 Buildings and building improvements        17,384,115     17,358,197
 Machinery and equipment                     4,391,939      5,034,426
 Leasehold improvements                             --      8,136,450
                                           -----------    -----------
                                            22,124,120     30,877,139
Less: accumulated depreciation
 and amortization                          (16,808,875)   (18,919,632)
                                           -----------    -----------

Net property, plant and equipment            5,315,245     11,957,507
                                           -----------    -----------

Other assets:
 Goodwill, less accumulated
  amortization of $492,000
  and $384,000                                 228,000        336,000
 Investments                                 5,165,796      4,987,796
 Notes receivable from officer                 349,828        336,190
 Other assets                                  255,451        317,736
                                           -----------    -----------

Total other assets                           5,999,075      5,977,722
                                           -----------    -----------

Total assets                               $12,154,266    $20,830,001
                                           ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       September 30,    December 31,
                                                          1997             1996
                                                       -------------    ------------
                                                       (Unaudited)

Current liabilities:
 Current maturities of long-term debt                  $ 4,235,197     $ 2,226,973
 Long-term obligations in default                          285,000       1,185,500
 Short-term borrowings                                     114,449         520,990
 Accounts payable and other accrued liabilities          5,074,823      15,646,522
 Outstanding pari-mutuel tickets                           285,629         420,119
                                                       -----------     -----------

Total current liabilities                                9,995,098      20,000,104
                                                       -----------     -----------

Long-term debt, less current maturities                    934,871       3,434,758
Other long-term liabilities                              3,389,368       1,859,378
                                                       -----------     -----------

Total liabilities                                       14,319,337      25,294,240
                                                       -----------     -----------

Commitments and contingencies:

Stockholders' deficit:
 Common Stock, $.01 par value;
 Authorized 3,000,000 shares
 1,936,409 shares issued and
 outstanding                                                19,364          19,364
Class B Common stock, $.01 par value;
 Authorized 1,000,000 shares;
 912,615 shares issued and outstanding                       9,126           9,126
Additional paid-in capital                              13,355,355      13,355,355
Accumulated deficit                                     (7,187,287)     (9,497,349)
Note receivable from related party                        (341,488)       (330,594)
Minimum pension liability adjustment                       (55,359)        (55,359)
Less cost of 1,593,199 common and 600
 class B common shares in treasury                      (7,964,782)     (7,964,782)
                                                       -----------     -----------

Total stockholders' deficit                             (2,165,071)     (4,464,239)
                                                       -----------     -----------

Total liabilities stockholders' deficit                $12,154,266     $20,830,001
                                                       ===========     ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, L997 AND L996
                                   (UNAUDITED)

                                                 1997           1996
                                              ----------     ----------

Operating revenue:
 Pari-mutuel commissions                      $4,547,720     $4,524,290
 Concessions and other                         1,035,070      1,042,435
                                              ----------     ----------
       Total operating revenue                 5,582,790      5,566,725
                                              ----------     ----------

Operating expenses:
 Wages, taxes and benefits                     1,704,080      1,847,358
 Purses                                        1,407,395      1,429,367
 Cost of food and beverage                       154,584        161,586
 Administrative and general                    1,351,157      1,349,952
 Depreciation and amortization                   127,948        216,176
                                              ----------     ----------
       Total operating expenses                4,745,164      5,004,439
                                              ----------     ----------
       Income from operations                    837,626        562,286
                                              ----------     ----------

Other income/(expense):
 Interest expense, net                          (135,542)      (156,910)
 Equity income in investments                     80,340         13,431
 Other income                                     44,167         44,166
                                              ----------     ----------
       Total other expense                       (11,035)       (99,313)
                                              ----------     ----------
Income from continuing operations
 before provision for income taxes               826,591        462,973
Provision for income taxes                            --             --
                                              ----------     ----------
Income from continuing operations                826,591        462,973
Loss from operations of
 discontinued harness racing
 subsidiary                                     (804,741)      (346,633)

Gain on discontinuance of
 harness racing subsidiary                     2,580,676             --
                                              ----------     ----------
Net income                                    $2,602,526     $  116,340
                                              ==========     ==========

Per share data:
Income from continuing
 operations per share                         $      .66     $      .36
Income (loss) from discontinued
 operations per share                               1.41           (.27)
                                              ----------     ----------
Net income per share                          $     2.07     $      .09
                                              ==========     ==========

Weighted average common
 shares outstanding                            1,255,225      1,255,225
                                              ==========     ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                   1997           1996
                                               ------------    -----------
Operating revenue:
 Parimutuel commissions                        $13,140,857     $13,058,124
 Concessions and other                           3,038,424       3,049,722
                                               ------------    -----------
     Total operating revenue                    16,179,281      16,107,846
                                               ------------    -----------
Operating expenses:
 Wages, taxes and benefits                       5,015,601       5,469,370
 Purses                                          3,954,234       4,102,296
 Cost of food and beverage                         425,252         440,059
 Administrative and general                      4,128,079       4,089,651
 Depreciation and amortization                     388,394         648,527
                                               -----------     -----------
     Total operating expenses                   13,911,560      14,749,903
                                               -----------     -----------
     Income from operations                      2,267,721       1,357,943
                                               -----------     -----------

Other income/(expense):
 Interest expense, net                            (427,048)       (593,767)
 Equity income (loss) in investments               178,000         (13,469)
 Other income                                      132,500         132,500
                                               ------------    -----------
     Total other expense                          (116,548)       (474,736)
                                               ------------    -----------
Income from continuing operations
 before provision for income taxes               2,151,173         883,207
Provision for income taxes                          10,000              --
                                               ------------    -----------
Income from continuing operations                2,141,173         883,207
Loss from operations of
 discontinued harness racing
 subsidiary                                     (2,411,787)       (843,482)
Gain on discontinuance of
 harness racing subsidiary                       2,580,676              --
                                               -----------     -----------
Net income                                     $ 2,310,062     $    39,725
                                               ===========     ===========

Per share data:
Income from continuing
 operations per share                          $      1.71     $       .70
Income (loss) from discontinued
 operations per share                                  .13            (.67)
                                               -----------     -----------

Net income per share                           $      1.84     $       .03
                                               -----------     -----------

Weighted average common
 shares outstanding                              1,255,225       1,255,225
                                               ===========     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                     1997         1996
                                                  -----------   -----------

Cash Flows From Operating Activities:
  Net income                                      $ 2,310,062   $    39,725
                                                  -----------   -----------
  Adjustments to reconcile net income
       to net cash provided by
       operating activities -
       Gain on discontinuance of harness
         racing subsidiary                         (2,580,676)           --
       Depreciation and amortization                  388,394     1,210,907
       Equity (income) loss from investments         (178,000)       13,469
       Other income                                  (132,500)     (265,000)
       Amortization of note                                --      (118,825)
       Changes in operating assets
         and liabilities -
         Restricted cash                              738,075       522,964
         Accounts receivable                          464,235      (349,329)
         Prepaid expenses
           and other current assets                   136,796      (157,618)
         Other assets                                 (13,638)      (39,912)
         Accounts payable and other accrued
           liabilities                             (2,016,518)      503,000
         Outstanding pari-mutuel tickets             (134,490)      488,820
         Other long-term liabilities                1,529,990       (76,354)
                                                   ----------   -----------
              Total adjustments                    (1,798,332)    1,732,122
                                                   ----------   -----------
              Net cash provided by
               operating activities                   511,730     1,771,847
                                                   ----------   -----------

Cash Flows From Investing Activities:
  Additions to property, plant and equipment         (272,435)     (421,670)
                                                   ----------   -----------

  Net cash used in investing activities              (272,435)     (421,670)
                                                   ----------   -----------



                                   (Continued)


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


Cash Flows From Financing Activities:

Proceeds from long-term debt                           2,811       300,000
Principal payments of debt                          (957,826)   (1,483,036)
                                                  ----------   -----------

  Net cash used in financing activities             (955,015)   (1,183,036)
                                                  ----------   -----------

Net increase (decrease) in cash
  and cash equivalents                              (715,720)      l67,141

Cash and cash equivalents at beginning
  of period                                        1,033,911       450,987
                                                  ----------   -----------

Cash and cash equivalents at end of period        $  318,191   $   618,128
                                                  ==========   ===========

Supplemental Disclosures of Cash
    Flow Information:

  Cash paid during the period for-
    Interest                                      $  366,630   $   716,394
                                                  ==========   ===========

    Income taxes                                  $   19,462   $    32,000
                                                  ==========   ===========






  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       INTERIM RESULTS

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

       PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated condensed financial statements as of, and for the three and nine month periods ended, September 30, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiaries.

       FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996

              The consolidated balance sheet at December 31, 1996 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with current period presentation.

       DEBT

              Long-term obligations which are in default have been classified as current liabilities (See Note 4).


       INCOME (LOSS) PER COMMON SHARE

              Income (loss) per share amounts are based on the weighted average number of common and Class B common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents consist of dilutive stock options and warrants under the treasury stock method.

2.     RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

              The Company's consolidated condensed financial statements have been prepared on the basis that it will continue in existence. The Company has encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on certain debt obligations (See Note 4).

              The Company has implemented certain reorganization plans to address its cash flow and liquidity problems. The above factors, however, raise substantial doubt about its ability to continue as a going concern.

              In June of 1995, the Company reorganized and restructured its financial and operatonal management team, with the addition of an Executive Vice President, Chief Financial Officer and Controller. Management has continued to monitor cost containment and seek ways to improve operational profitability. Also, Management is continuing to negotiate existing obligations and commitments to reduce the burden on current cash flow from operations. Management is looking for new opportunities to grow and expand its current product, through increasing new markets via simulcast wagering and adding new entertainment options at its facilities.

              The Company's ability to continue as a going concern depends on future events including its continued success in its reorganization effort.

3.     DISCONTINUED OPERATIONS

              During July, 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from the Foxboro Raceway.

              The gain on the discontinuance of the Company's harness racing subsidiary of $2.6 million for the nine months ended September 30, 1997, is primarily comprised of the excess of occupancy and other reserves of approximately $8.9 million over non recoverable net leasehold improvements and other assets of approximately $6.3 million. Net liabilities of the Company's discontinued operations of approximately $1.2 million at September 30, 1997, is included in accounts payable and other accrued liabilities in the accompanying balance sheet. Such amount is primarily comprised of unsecured accounts payable and amounts due under a Credit Trust Agreement.

              The loss from operations of the Company's discontinued harness racing subsidiary is comprised of the following:


Three months ended September 30,             1997                  1996
                                         -----------           -----------

Operating revenue                        $ 1,033,530           $ 3,598,728
Operating expenses                        (1,838,271)           (3,989,528)
Other income                                      --                44,167
                                         -----------           -----------
                                         $  (804,741)          $  (346,633)
                                         ===========           ===========

Nine months ended September 30,              1997                 1996
                                         -----------           -----------
Operating revenue                        $ 6,476,083           $ 8,948,851
Operating expenses                        (8,976,203)           (9,924,833)
Other income                                  88,333               132,500
                                         -----------           -----------
                                         $(2,411,787)          $  (843,482)
                                         ===========           ===========


4.     DEBT

       At September 30, 1997 and December 31, 1996 debt consisted of the following:

                                              September 30          December 31
                                                  1997                 1996
                                              ------------          -----------
8.75% MSCGAF Realty Trust term loan
  requiring monthly payments of
  principal and interest of
  $42,298 until maturity in
  January 1998, collateralized
  by a mortgage and security
  interest in all real estate
  and personal property located
  at Wonderland Park, by all of
  the stock of Wonderland Park,
  and guaranteed by three
  subsidiaries of the Company,
  including Wonderland Park.                  $2,421,981            $2,644,632

Line of credit, interest at 10%
  requiring monthly payments of
  interest plus $16,000
  principal until maturity at
  June 1, 1997, final payment
  of $1,648,000 due July 1997,
  collateralized by a second
  mortgage and security
  interest in all real estate
  and personal property located
  at Wonderland Park and by
  approximately 401,000 shares
  of BBRG common stock held by
  the Company.                                 1,600,000             1,744,000




6% BBRG Term Note, payable in equal
   quarterly payments of
   principal and interest of
   approximately $36,000
   beginning April 1, 1998,
   collateralized by certain
   tangible personal property
   and licenses.                                 970,000               970,000

6% Promissory Notes, payable in
   monthly payments of principal
   plus interest at $9,000 per
   month until April, 1996 and
   $12,000 per month until
   maturity in October, 1997.
   Collateralized by 60,333
   shares of BBRG common stock
   held by the Company.                           12,000               120,000

Margin agreement due on demand
   collateralized by 88,000
   shares of BBRG stock held by
   the Company.                                  113,200               115,674

7.5% Promissory Note, payable in
   60 monthly payments of
   principal and interest of
   $2,003, commencing April,
   1995.                                          52,887                67,425

14-1/4% Subordinated Notes due
   August, 1997                                  285,000               285,000

Creditor Trust Agreement Promissory
   obligation, non-interest
   bearing, with a quarterly
   minimum guaranteed amount, of
   all distributions from
   Foxboro Capital Improvements
   Trust Funds applicable to the
   period beginning January 1,
   1994, until paid in full.                          --               900,500
                                               ---------            ----------

                                               5,455,068             6,847,231
Less:
   Current maturities                          4,235,197             2,226,973
   Long-term, obligations in
   default                                       285,000             1,185,500
                                               ---------            ----------

Long-term debt, net of current
   maturities and long-term
   obligations in default                      $ 934,871            $3,434,758
                                               =========            ==========

              In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes:) exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes matured on August 15, 1997, and remain in default.

              The line of credit with a balance of $1,600,000, bearing interest at 10% per annum, matured in July, 1997. The Company is currently negotiating with the lender to renew and extend this credit facility.

5.     SHORT-TERM BORROWINGS

              The Company had $114,449 and $520,990 outstanding at September 30, 1997 and December 31, 1996, respectively, in short-term borrowing arrangements. An unsecured Line of Credit for $1 million was established in 1996 solely for the purpose of funding the payment of pari-mutuel outs tickets due to the Commonwealth of Massachusetts. The line of credit matures in November, 1997, bears interest at 12% per annum and has an outstanding balance of $114,449 and $300,000 at September 30, 1997 and December 31, 1996, respectively. As of July 28, 1997, the Company is no longer able to borrow under the line of credit due to the court order for eviction at Foxboro (See further discussion in Footnote 6 below).

              The Company also had a short-term note payable of $220,990 at December 31, 1996, (interest at 12% per annum) which required weekly principal and interest payments of $11,990 until maturity on May 16, 1997.

6.     CONTINGENCIES

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

              Trial commenced on a jury waived basis on April 16, 1997. On April 25, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. On June 24, 1997, the Court entered judgment against Foxboro Park in the declaratory judgment and summary process actions. After denying Foxboro Park's motion for a new trial and request for a stay of judgment in those actions, the Court issued an execution pursuant to which Foxboro Park was evicted from the Raceway on July 31, 1997. Foxboro Park has not occupied the Raceway since that date.

              Foxboro Harness, Inc. returned its license to conduct a harness horse racing meeting for calendar year 1997 to the Massachusetts State Racing Commission on August 12, 1997, as the eviction at Foxboro Park prevents it from completing its racing meeting. The Company has net property plant and equipment of approximately $6.4 million associated with the Foxboro facility. The Company can not determine at this time the amount it will realize from the removal and sale of these assets; however, does not anticipate incurring a loss on disposal as liabilities and reserves exceed assets.

              On April 30, 1997, Foxboro Park's fraud and related claims commenced. On May 29, 1997, the jury returned its verdict in favor of Robert Kraft on Foxboro Park's fraud claim against him. The jury returned a verdict in favor of Foxboro Park on

Foxboro Realty Associate's claim against Foxboro Park for use and occupancy charges for the period from May 29, 1997 through December 31, 1997. On June 13, 1997, the Court issued findings against Foxboro Park on its remaining claims with the exception of Foxboro Park's claim against Foxboro Stadium Associates and New England Patriots L.P for breach of contract. With respect to that claim, the Court entered judgment in favor of Foxboro Park in the amount of $74,842.65. Foxboro Park has moved for a new trial on its fraud and related claims. That motion is still pending.

7.     INVESTMENTS

              During 1994, the Company and Back Bay Group, Inc. (BBRG") jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method.

              The following unaudited financial informaiton summarizes the financial position and results of operations of BBRG, as of and for the periods ended 1997 and 1996.


Financial Information                  September 28,              December 29,
(IN THOUSANDS)                            1997                       1996
-------------------------------------------------------------------------------
Balance sheet data
  Current assets                        $ 3,309                  $  3,356
  Noncurrent assets                      38,816                    40,555
  Current liabilities                    11,253                    12,243
  Noncurrent liabilities                  4,782                     6,466
  Net equity                             26,090                    25,202


                                                   39 weeks ended
                                      September 28,              September 29,
                                          1997                       1996
--------------------------------------------------------------------------------
Earnings data
  Net sales                             $69,877                  $ 63,824
  Gross profit                           27,749                    24,884
  Net income (loss)                         890                       (83)
Company's equity in net
  income (loss) of BBRG                 $   178                  $    (13)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       WONDERLAND PARK

              The table below illustrates certain key statistics for Wonderland Park for the three and nine month periods ended September 30, 1997 and l996.


Three months:                                  1997                 1996
                                             --------             --------
Performances                                      119                  117
Simulcast days                                     92                   92

Parimutuel handle (thousands)
      Live-on track                          $ 11,146             $ 12,474
      Live-simulcast                            9,321                9,564
      Guest-simulcast                          13,453               13,050
                                             --------             --------
            Total                            $ 33,920              $35,088
                                             --------             --------

Total attendance                              134,310              145,297
                                             --------             --------

Average per capita on-site wagering          $    183             $    176
                                             ========             ========


Nine months:                                   1997                 1996
                                             --------             --------

Performances                                      346                  342
Simulcast days                                    272                  273

Pari-mutuel handle (thousands)
      Live-on track                          $ 32,059             $ 35,830
      Live-simulcast                           25,246               18,881
      Guest-simulcast                          39,553               40,163
                                             --------             --------
            Total                            $ 96,858             $ 94,874
                                             --------             --------

Total attendance                              387,621              413,795
                                             --------             --------

Average per capita on-site wagering          $    185             $    184
                                             ========             ========


OPERATING REVENUE

       THREE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996

       Revenue from pari-mutuel commissions of approximately $4.5 million did not change significantly during the three months ended September 30, 1997, as compared to the same period in 1996. Total handle decreased by approximately $1.2 million in the third quarter of 1997, as compared to 1996, due to declines in live on- track and live-simulcast handles of approximately $1.3 million and $243,000, respectively. These declines were partially offset by an increase in guest-simulcast handle of approximately $403,000. Total revenues remained relatively unchanged, however, due to improved margins.

       Concessions and other operating revenue remained consistent for the three months ended September 30, 1997 from 1996 at approximately $1 million. Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances.

       NINE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996

       Revenue from pari-mutuel commissions increased by approximately $83,000 to approximately $13,141,000 during the nine months ended September 30, 1997, as compared to approximately $13,058,000 for the corresponding period in 1996. Total handle increased to approximately $96.9 million during the nine months ended September 30, 1997, as compared to approximately $94.9 million for the corresponding period in 1996. Decreases in live on-track and guest-simulcast handles of approximately $3.8 million and $610,000 respectively, were offset by an increase in live- simulcast handle of approximately $6.4 million.

       Concession and other operating revenue remained consistent for the nine months ended September 30, 1997 from 1996 at approximately $3 million. This level of consistent revenues is encouraging given the reduction in attendance. These results were attributable to better product offerings and an increased effort by management to improve customer service and satisfaction. Other operating revenues consist of admissions, parking, lottery and other revenue directly related to the racing performances.

OPERATING EXPENSES

       THREE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996

       Operating expenses, excluding depreciation and amortization, of $4.6 million for the three months ended September 30, 1997 were approximately $171,000 lower compared with the corresponding period in 1996. Decreases in wages, purses and cost of food and beverage aggregating $172,000 were offset by an increase in administrative and general expenses of approximately $1,000.

       NINE MONTHS ENDED SEPTEMBER 30, 1997 VS 1996

       Operating expenses, excluding depreciation and amortization, of $13.5 million for the nine months ended September 30, 1997 decreased by approximately $600,000 from $14.1 million during the corresponding period in 1996. The Company realized savings in wages, purses and cost of food and beverage aggregating approximately $617,000. These savings were partially offset by increased administrative and general expenses of approximately $38,000.

       The decrease in operating expense for both the three and nine month periods is attributable to management's efforts toward cost containment.

INTEREST EXPENSE

       Interest expense decreased by approximately $21,000 to approximately $136,000 for the three months ended September 30, 1997 as compared to approximately $157,000 for the three months ended September 30, 1996.

       Interest expense decreased by approximately $167,000 to approximately $427,000 from approximately $594,000 during the nine months ended September 30, 1997 as compared to the same period in 1996.

       The decrease for both periods is due to the reduction of outstanding debt. (See Liquidity and Capital Resourses - General).

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization decreased by approximately $88,000 to $128,000 during the three months ended September 30, 1997 as compared to approximately $216,000 for the three months ended September 30, 1996.

       Depreciation and amortization decreased by approximately $260,000 to $388,000 for the nine months ended September 30, 1997 as compared to approximately $594,000 for the nine months ended September 30, 1996.

       The decrease for both periods is due to certain assets reaching the end of their depreciable lives.

       The Company continues to replace capital items as they become obsolete. Depreciation and amortization are expensed on a straight line basis over the estimated life of the asset.

       OTHER INCOME

       Other income of approximately $44,000 for the three months ended September 30, 1997 and $132,500 for the nine months ended September 30, 1997 is attributable to the amortization of deferred revenue related to advances made to the Company by a vendor in consideration of the exclusive right to supply specified equipment to Wonderland.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents totaled $318,191 at September 30, 1997, compared with $1.034 million at December 31, 1996. The Company generated cash flows from operations of $511,730 during the nine months ended September 30, 1997, as compared to

$1.8 million during the corresponding period in 1996. Non cash items included in the Company's net income for the nine months ended September 30, 1997 consist of gain on discontinuance of harness racing subsidiary of $2,580,676 depreciation and amortization expense of $338,394 and other income of $132,500. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $704,000 of cash. Net cash used in investing activities in 1997 of $272,435 represents investments and additions to the property, plant and equipment, principally at Wonderland. Financing activities in 1997 include approximately $955,000 of funds used to reduce outstanding balances on long term debt.

       The Company and its subsidiaries have several immediate needs for cash. Financing arrangements consist of current maturities of long-term debt, including obligations in default, totaling $4,520,197 and short-term borrowing arrangements of $114,449. There can be no assurance that the Company's efforts to provide additional liquidity or to renew and extend existing financial arrangements will be successful. Management anticipates that unless its efforts are successful, the Company may not have sufficient cash to cover operating expenses and scheduled debt payments.

       GENERAL

       In May, 1994, holders of approximately 98.6%, or $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") delivered them to the Company in consideration for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These notes matured on August 15, 1997 and remain in default.

       The Company has outstanding a bank line of credit in the amount of $1,600,000 (the "Term Note"). The term Note is collateralized by a pledge of approximately 401,000 of the Company's shares of BBRG common stock (the "Collateral"). This line of credit matured in July, 1997. The Company is currently negotiating with the lender to renew and extend this credit facility.

       DISCONTINUED OPERATIONS

       During July, 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from the Foxboro Raceway.

       The gain on the discontinuance of the Company's harness racing subsidiary of $2.6 million for the nine months ended September 30, 1997, is primarily comprised of the excess of occupancy and other reserves of approximately $8.9 million over non recoverable net leasehold improvements and other assets of approximately $6.3 million. Net liabilities of the Company's discontinued operations of approximately $1.2 million at September 30, 1997, is included in accounts payable and other accrued liabilities in the accompanying balance sheet. Such amount is primarily comprised of unsecured accounts payable and amounts due under a Credit Trust Agreement.

       RACING OPERATIONS

       In order to meet the requirements for renewal of its racing license, the Company's racing subsidiary must demonstrate it is a financially stable entity, capable of disposing of its obligations on a timely basis. The Company has been issued a racing license for Wonderland through the 1998 racing season.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


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

       Trial commenced on a jury waived basis on April 16, 1997. On April 25, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. On June 24, 1997, the Court entered judgment against Foxboro Park in the declaratory judgment and summary process actions. After denying Foxboro Park's motion for a new trial and request for a stay of judgment in those actions, the Court issued an execution pursuant to which Foxboro Park was evicted from the Raceway on July 31, 1997. Foxboro Park has not occupied the Raceway since that date.

       Foxboro Harness, Inc returned its license to conduct a harness horse racing meeting for calendar year 1997 to the Massachusetts State Racing Commission on August 12, 1997, as the eviction at Foxboro Park prevents it from completing its racing meeting. The Company has net property plant and equipment of approximately $6.4 million associated with the Foxboro facility. The Company can not determine at this time the amount it will realize from the removal and sale of these assets; however, does not anticipate incurring a loss on disposal as liabilities and reserves exceed assets.

       On April 30, 1997, Foxboro Park's fraud and related claims commenced. On May 29, 1997, the jury returned its verdict in favor of Robert Kraft on Foxboro Park's fraud claim against him. The jury returned a verdict in favor of Foxboro Park on Foxboro Realty Associate's claim against Foxboro Park for use and occupancy charges for the period from May 29, 1997 through December 31, 1997. On June 13, 1997, the Court issued findings against Foxboro Park on its remaining claims with the exception of Foxboro Park's claim against Foxboro Stadium Associates and New England Patriots L.P for breach of contract. With respect to that claim, the Court entered judgment in favor of Foxboro Park in the amount of $74,842.65. Foxboro Park has moved for a new trial on its fraud and related claims. That motion is still pending.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1997 Annual Meeting of Stockholders was held on October 7, 1997. Present or represented at the meeting by proxy were 219,853 of the 343,210 shares of common stock and 820,725 of the 912,015 shares of class B common stock, respectively. At the meeting, Richard
          P. Dalton and A. Paul Sarkis were re-elected as directors. Mr. Dalton was re-elected for a term of one year. Mr. Sarkis was re-elected for a term of three years. There were 191,385 votes of commom stock, voting as a separate class, cast for Mr Dalton and 28,468 votes withheld. There were 1,011,810 votes of common and class B common stock cast for Mr. Sarkis and 28,768 votes withheld.

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



                            THE WESTWOOD GROUP, INC.




Date  November 19, 1997                        /s/ Richard P. Dalton
      -----------------                        --------------------------------
                                               Richard P. Dalton
                                               President


Date  November 19, 1997                        /s/ Richard G. Egan, Jr.
      -----------------                        --------------------------------
                                               Richard G. Egan, Jr.
                                               Chief Financial Officer,
                                               Treasurer