Form 10-K
period 1997-12-31
WESTWOOD GROUP INC
filed 1998-04-15
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission file Number 0-1590
December 31, 1997

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

                                  781-284-2600
              (Registrant's telephone number, including area code)

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class

                           Common Stock-$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

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

                                TOTAL NO. OF SHARES
               PRICING OF      COMMON STOCK HELD BY      AGGREGATE
              VOTING STOCK        NONAFFILIATES         MARKET VALUE
              ------------     --------------------     ------------
                $ 3.00(1)           313,875(2)           $ 941,625

(1) The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for either the Company's Common Stock or Class B Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 1998, was as follows:

      Common Stock, $.01 par value: 351,210

      Class B Common stock, $.01 par value: 912,015

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I

ITEM I. BUSINESS

        (A)   GENERAL

              The Westwood Group, Inc. (the "Company," which term as used herein includes its wholly-owned subsidiaries) was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. The Company operates Wonderland Greyhound Park, a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated a pari-mutual harness racing facility located in Foxboro, Massachusetts through July, 1997 (see Item 3).

        (B)   BUSINESS SEGMENTS

              In 1997, 1996, and 1995, the Company's business was principally conducted in the pari-mutuel greyhound and harness racing industries.

        (C)   DESCRIPTION OF BUSINESS

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

              The racetrack facilities include a one-quarter mile oval sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack to serve Wonderland's patrons. The racetrack facility can accommodate 10,000 patrons. The average attendance per live performance in 1997 was approximately 1,070 persons. The total attendance for the year was approximately 490,000 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

              Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland operates a year-round racing schedule of up to 520 live matinee and evening performances. Wonderland continues to provide its patrons with a variety of entertainment options by enhancing its full card simulcast wagering. During 1997, Wonderland provided its patrons with simulcast wagering from over 20 various tracks throughout the country and was one of the first sites, and the only greyhound race track, in North America to introduce international simulcasting from the Hong Kong Jockey Club. In addition, Wonderland has broadcast its simulcast signal to over 45 locations throughout the country. The Company is continuing to research new markets to broadcast its signal and new ways to provide quality racing entertainment to its on-track patron.

              The Company's annual revenues are mainly derived from the commissions that it receives from wagers made by the public during its racing performances and from admission and concession charges at such performances. Wagers at Wonderland are placed under the pari-mutuel wagering system, pursuant to which the winning bettors in each race divide the total amount bet on the race (the "pool") in proportion to the sums they wagered individually, after deducting certain percentages governed by state law including amounts which are reserved for the Commonwealth of Massachusetts, the owners of the winning greyhounds, and the racetrack.

              The pari-mutuel commission is regulated by the local and state regulatory commission in the jurisdiction of the individual race track. In addition, the net pari-mutuel commission varies based upon the type of wager. Also, the Company generates commission revenue from other tracks for all amounts wagered on our product at their facility. These commissions vary based upon contractual arrangements from approximately 1.75% to 7%.

              During 1995, the Commonwealth of Massachusetts approved new legislation allowing Wonderland to increase the amount of certain pari-mutuel wagering that may be retained by the track, to 26% of each $1.00 wagered on certain live wagers beginning in 1996. As such, the average net pari-mutuel commission at Wonderland was approximately 23.8% and 22.5% of each $1.00 wagered on track during 1997 and 1996, respectively. Out of this amount approximately 5.4% is distributed to kennel operators as purses paid, 5.0% is paid to the Commonwealth of Massachusetts in the form of pari-mutuel tax and .5% is deposited into both the Capital Improvements Trust Fund and Promotional Trust Fund. The average net simulcast fee earned in 1997 on the Wonderland Park signal broadcast to other tracks was approximately 3.8%.

              The Commonwealth of Massachusetts State Racing Commissioners, as individuals, are the trustees and Wonderland is the beneficiary of the Greyhound Capital Improvements and Promotional Trust Funds which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

        (D)   COMPETITION AND MARKETING

              The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered.

              The Company continues to be negatively impacted by a strong Massachusetts Lottery, two Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island, greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons.

              Management believes that the long-term strategy to best maximize shareholder value is to position Westwood for growth, not in the narrow confines of the greyhound pari-mutuel industry, but rather, in the gaming and entertainment industry. To that end, management has worked diligently attempting to convince the Governor and the Legislature of the Commonwealth of Massachusetts of the need to allow the State's commercial racetracks to offer their patrons expanded gaming opportunities. In light of the significant economic benefits that the racing industry has provided the Commonwealth of Massachusetts, management is cautiously optimistic that the Governor and the Legislature may enact such gaming legislation. No assurance can be given, however, that such legislation will be enacted or enacted on favorable terms.

        (E)   GOVERNMENT REGULATION

              Wonderland operates under annual license granted after application to, and public hearings by, the Massachusetts State Racing Commission (the "Racing Commission"). Wonderland received its first license in 1935 and has had its license renewed annually since that date. The Racing Commission has certain regulatory powers with respect to the dates and the number of performances granted to its licensees and various other aspects of racetrack operations. In addition, the Racing Commission licenses certain key officials employed by Wonderland.

              Alcoholic beverage control regulations require each of the restaurant and bar facilities at Wonderland to apply to a state and local authority for a license or permit to sell alcoholic beverages on the premises. The licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants and bars, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license could adversely affect the Company's ability to operate the restaurant facilities. The Company has not encountered any material problems relating to alcoholic beverage licenses to date.

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

        (F)   EMPLOYEES

              At December 31, 1997, the Company employed approximately 400 persons.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's Wonderland Park racing facility is mortgaged to secure the indebtedness owed under a term loan to the MSCGAF Realty Trust and a term loan to First Trade Union Bank. (See Item 7, Liquidity and Capital Resources and
Note 4 of Notes to Consolidated Financial Statements).

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

        On October 8, 1996, Foxboro Park filed an answer to the complaint as well as counterclaims which assert that Foxboro Park has a long-term right to occupy the Raceway and is entitled to substantial monetary damages. On that day, Foxboro Park also filed a related complaint in Norfolk Superior Court against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro Park also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

        On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against Foxboro Park in Norfolk Superior Court. This complaint sought to evict Foxboro Park from the Foxboro Raceway. On November 18, 1996, Foxboro Park filed an answer asserting numerous defenses and counterclaims against Foxboro Park Realty Associates LLC and moved to consolidate this case with the first action.

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

        Foxboro Harness, Inc. returned its license to conduct a harness horse racing meeting for calendar year 1997 to the Massachusetts State Racing Commission on August 12, 1997, as the eviction at Foxboro Park prevented it from completing its racing meeting.

        On April 30, 1997, Foxboro Park's fraud and related claims trial commenced. On May 29, 1997, the jury returned its verdict in favor of Robert Kraft on Foxboro Park's fraud claim against him. The jury returned a verdict in favor of Foxboro Park on Foxboro Realty Associate's claim against Foxboro Park for use and occupancy charges for the period from May 29, 1997 through December 31, 1997. On June 13, 1997, the Court issued findings against Foxboro Park on its remaining claims with the exception of Foxboro Park's claim against Foxboro Stadium Associates and New England Patriots L.P. for breach of contract. With respect to that claim, the Court entered judgment in favor of Foxboro Park in the amount of $74,843. Foxboro Park moved for a new trial on its fraud and related claims. That motion was denied.

        On January 27, 1998, Foxboro Park appealed to the Appeals Court from all adverse rulings and judgments. On February 2, 1998, Foxboro Realty Associates LLC, et al, and Aronson and New Foxboro Corp. appealed to the Appeals Court from all adverse rulings. The appeals now are before the Appeals Court with briefs anticipated to be filed in late 1998. The Company believes that an unfavorable outcome from the Foxboro Realty Associates LLC et al appeal is unlikely and does not expect the outcome to materially impact operations or the Company's financial condition.

        In December 1993, the labor contract between Wonderland and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutuel clerks at Wonderland was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain weekend and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local 254 agreed to a three year extension of the Union's current contract amended by Wonderland's final offer. The Union challenged the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of the Union in October 1994. This litigation was subsequently withdrawn by Local 254 in connection with the renewal of the collective bargaining agreement.

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

        (b) APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK AND CLASS B COMMON STOCK

                                                                 NUMBER
                                                                OF RECORD
                                                              HOLDERS AS OF
              TITLE OR CLASS                                 APRIL 10, 1998
              --------------                                 --------------

              Common Stock -- par value $.01                       463
              Class B Common Stock -- par value $.01               11

        (c)   DIVIDEND HISTORY

              No dividends have been declared by the Company on its Common Stock during 1997 or 1996. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either class of Common Stock in the immediate future.

              The Company is in default on its outstanding 14.25% subordinated debentures which prohibits the Company from declaring or paying any dividend or from making any distribution on any of its capital stock. (See Item 7, Liquidity and Capital Resources and Note 4 of Notes to Consolidated Financial Statements).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information for the fiscal year ended December 31, 1997 and 1996 is derived from the Consolidated Financial Statements, as audited by BDO Seidman, LLP, independent accountants. The Selected Consolidated Financial Information for the fiscal years ended December 31, 1995, 1994 and 1993 is derived from the Consolidated Financial Statements, as audited by Coopers & Lybrand L.L.P., independent accountants as adjusted for the discontinued Foxboro business during 1997. Operating revenue and operating expenses for the discontinued Foxboro business for all years prior to 1997 have been combined and reclassified to loss from operations of discontinued harness racing subsidiary. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's prior years' Form 10-K and included herein.

                                                                                        DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                              1997           1996           1995           1994           1993
                                                           ----------     ----------     ----------     ----------     ----------
                                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
   Operating revenue                                       $   21,046     $   20,582     $   22,079     $   21,069     $   19,254
   Former restaurant division(2)                                   --             --             --             --         77,292
                                                           ----------     ----------     ----------     ----------     ----------
     Total revenue                                             21,046         20,582         22,079         21,069         96,546
                                                           ----------     ----------     ----------     ----------     ----------
Expenses:
   Operating expenses                                          18,509         18,161         21,147         21,071         20,110
     Former restaurant division                                    --             --             --             --         68,680
     Depreciation and amortization                                529            828            883            942          4,889
                                                           ----------     ----------     ----------     ----------     ----------
     Total expenses                                            19,038         18,989         22,030         22,013         93,679
                                                           ----------     ----------     ----------     ----------     ----------

Income (loss) from operations                                   2,008          1,593             49           (944)         2,867

Interest expense, net                                            (387)          (755)          (709)        (2,248)        (5,884)
Other income (expense), net                                     1,169          1,867           (159)         6,643            (81)
Minority interest                                                  --             --             --             --         (1,977)
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes and extraordinary item        2,790          2,705           (819)         3,451         (5,075)
Provision for income taxes                                         --             13             --            145          2,358
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing operations, before
 extraordinary item                                             2,790          2,692           (819)         3,306         (7,433)
Extraordinary item, net                                            --             --             --         11,160             --
                                                           ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing operations                        2,790          2,692           (819)        14,466         (7,433)

Loss from operations of discontinued harness racing
subsidiary                                                     (2,412)        (2,180)        (1,235)        (2,374)        (1,942)
Gain on discontinuance of harness racing subsidiary             2,581             --             --             --             --
                                                           ----------     ----------     ----------     ----------     ----------

Net income (loss)                                          $    2,959     $      512     $   (2,054)    $   12,092     $   (9,375)
                                                           ==========     ==========     ==========     ==========     ==========

Basic and diluted per share data:
   Income from continuing operations before
   extraordinary                                           $     2.22     $     2.15     $     (.65)    $     2.63     $    (5.92)
                                                           ==========     ==========     ==========     ==========     ==========
    item per share

   Extraordinary item per share                            $       --     $       --     $       --     $     8.89     $       --
                                                           ==========     ==========     ==========     ==========     ==========

   Income (loss) from discontinued operations per share    $      .14     $    (1.74)    $     (.98)    $    (1.89)    $    (1.55)
                                                           ==========     ==========     ==========     ==========     ==========

   Net income (loss) per share                             $     2.36     $      .41     $    (1.64)    $     9.63     $    (7.47)
                                                           ==========     ==========     ==========     ==========     ==========

Basic and diluted weighted average common shares
   outstanding                                              1,255,225      1,255,225      1,255,225      1,255,225      1,255,225
                                                           ==========     ==========     ==========     ==========     ==========

CONSOLIDATED BALANCE SHEET DATA:
   Working capital (deficit)                               $   (9,309)    $  (17,105)    $  (20,480)    $  (15,264)    $  (47,550)
   Total assets                                                13,581         20,830         25,608         27,823         62,722
   Long-term debt(1)                                              997          3,435          5,774          9,550            544
   Stockholders' deficit                                       (1,551)        (4,464)        (4,913)        (2,952)       (15,022)

---------------------------
 (1) Long-term debt at December 31, 1997, 1996, 1995, 1994, and 1993 excludes $4,373, $3,412, $1,751, $2,504, and 25,382, respectively of long term debt reclassified as current obligations (see Note 4 of Consolidated Financial Statements).

 (2) The table above reflects the Company's accounting for its investment in Back Bay Restaurant Group, Inc. ("BBRG") under the consolidation method for 1993 and under the equity method for 1997, 1996, 1995 and 1994.

 (3) The 1996, 1995, 1994 and 1993 statement of operations data has been restated to present the Company's Foxboro harness racing business as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Wonderland conducts live racing seven nights and two afternoons per week, and offers simulcast wagering every afternoon and evening. The table below illustrates certain key statistics for Wonderland, for each of the past three years:

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                 1997        1996       1995
                                                -----       -----      -----

   Performances                                   458         449        509
   Simulcast Days                                 362         358        359

   Pari-mutuel handle (millions)
      Live-on track                             $  40       $  45      $  63
      Live-simulcast                               35          27         30
      Guest-simulcast                              52          52         52
                                                -----       -----      -----
   Total handle                                 $ 127       $ 124      $ 145
                                                =====       =====      =====

   Total attendance (thousands)                   490         524        631
                                                =====       =====      =====

   Average per capita on site wagering          $ 188       $ 185      $ 182
                                                =====       =====      =====

        Wonderland has been granted a license to conduct 465 racing performances during 1998.

        OPERATING REVENUE

        The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

        1997 VERSUS 1996

        Total operating revenue increased to $21.0 million in 1997 as compared to $20.6 million in 1996. Pari-mutuel commissions increased by approximately $303,000 or 1.8% to $17.1 million in 1997 from $16.8 million in 1996. Total handle in 1997 was approximately $127 million as compared to $124 million in 1996. Guest-simulcast handle remained consistent at approximately $52 million. Live-on track handle decreased by approximately $5 million or 11% in 1997 as compared to 1996, while Live-simulcast handle increased by approximately $8 million or 30%.

        The increase in pari-mutuel commission revenue is attributable to the increase in Live-simulcast handle and an increase in the commission rate earned on Guest-simulcast handle. Commission revenue was negatively impacted by a decline in Live-on track handle which was partially offset by an increase in the commission rate. Per capita wagering at Wonderland did not change significantly in 1997 as compared to 1996. Wonderland had nine more live racing performances in 1997 as compared to 1996, with an average attendance of approximately 1,070 persons, while average attendance was approximately 1,167 persons in 1996.

        Concessions revenue was essentially unchanged in 1997 as compared to 1996 at approximately $1.9 million. Other operating revenue consists of program sales, admissions, parking and gift shop sales. These revenues increased by approximately $136,000 or 7% in 1997 as compared to 1996 to $2.04 million from $1.90 million.

        Revenue for 1997 includes approximately $334,000 deposited into the Greyhound Promotional Trust Fund and approximately $332,000 deposited into the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland.

        1996 VERSUS 1995

        Total operating revenue decreased to $20.6 million in 1996 from $22.1 million in 1995, a decrease of $1.5 million or 7%. Pari-mutuel commissions decreased by $1.1 million to $16.8 million from $17.9 million. The decrease in commission revenue is primarily due to a decline in on-track wagering of approximately $18 million at Wonderland. The impact of these handle declines was partially offset by an increase in the pari-mutuel commission rate at Wonderland during 1996. Per capita wagering at Wonderland did not change significantly in 1996 as compared to 1995, however, Wonderland experienced a decline in on-track attendance of approximately 107,000 persons in 1996, or an approximate 17% reduction, as compared to 1995. Wonderland had 60 fewer live racing performances in 1996 as compared to 1995, with an average attendance of approximately 1,167 persons, while average attendance in 1995 was approximately 1,240 persons.

        Concessions revenue decreased to $1.93 million in 1996 from $2.12 million in 1995 or by approximately 9%. Other operating revenue consists of program sales, admission, parking and gift shop sales. These revenues declined by approximately $199,000 in 1996 as compared to 1995 from $2.10 million to $1.90 million. The decreases in these revenues in 1996 are the result of lower attendance as compared to 1995.

        Revenue for 1996 includes approximately $357,000 deposited into the Greyhound Promotional Trust Fund and approximately $354,000 deposited into the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland.

        OPERATING EXPENSES

        1997 VERSUS 1996

        Operating expenses were approximately $19 million in both 1997 and 1996. The Company realized cost savings on purse expense of approximately $151,000 in 1997 as compared to 1996. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of the Commonwealth of Massachusetts based upon on-track handle. The decrease in purse expense in 1997 is attributable to a decline in on-track handle.

        The Company also realized savings in general operating and cost of food and beverage expenses of approximately $50,000 and $18,000, respectively in 1997 as compared to 1996.

        The cost savings realized by the Company were offset by increases in operating wages, taxes and benefits of approximately $406,000 and administrative costs of $159,000, respectively in 1997 as compared to 1996.

        1996 VERSUS 1995

        Operating expenses in 1996 of $19.0 million decreased from $22.0 million in 1995. This $3.0 million reduction or approximately 13.6% is attributable to the Company's efforts to contain costs and renegotiate and restructure vendor relationships. The Company realized savings in operating wages, taxes and benefits of approximately $948,000 in 1996.

        Wonderland purses decreased by approximately $809,000 to $5.24 million in 1996 from $6.05 million in 1995. Purse expense at Wonderland is determined by contractual agreement with the dog owners and the statutory requirements of the Commonwealth of Massachusetts and this decrease is attributable to the decrease in total on-track handle.

        In addition, the Company realized savings in general and administrative costs in 1996 of approximately $1.1 million. These savings are attributable to reductions in almost all operating expense categories due to successful cost containment efforts.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization decreased by approximately $299,000 and $55,000 in 1997 and 1996, respectively, as compared to the previous year. Certain assets reached the and of their depreciable lives during 1997 and 1996. The Company continues to replace capital items as they become obsolete. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset.

        INTEREST EXPENSE

        During 1997, interest expense decreased by approximately $368,000 as compared to 1996. The decrease was attributed to a lower level of debt outstanding during the entire year of 1997 as compared to 1996. The Company reduced its outstanding debt by approximately $2 million in December 1996 in connection with the foreclosure on the property located at 284 Newbury Street in the Back Bay section of Boston. Interest increased by approximately $46,000 in 1996 due to expense incurred on short-term borrowings. As discussed further below, the Company significantly reduced its long-term debt during 1996 and 1997. However, the Company's 1996 interest expense was not significantly impacted due to the late timing of such events in December of 1996.

        EQUITY INCOME (LOSS) IN INVESTMENTS

        The Company owns approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG"). During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company (see Note 13 of Notes to Consolidated Financial Statements). Accordingly, the Company's investment in BBRG for the years ended December 31, 1997, 1996 and 1995 has been accounted for under the equity method. The equity income (loss) in investments represents the Company's proportionate share of BBRG's net earnings or loss.

        NET GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

        In 1997, the Company sold its interest in a limited partnership which owned land and an office and retail building for a cash payment of $500,000. During 1992, the Company reduced the carrying value of this investment to zero, therefore the entire amount of the proceeds resulted in a gain in 1997.

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

        PROVISION FOR INCOME TAXES

        The Company's provision for income taxes is less than the statutory federal tax rate of 34% during 1997, 1996 and 1995 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $13,000 in 1996 represents estimated alternative minimum tax.

        DISCONTINUED OPERATIONS

        Foxboro conducted seasonal live harness racing generally two evenings and two matinees per week, while simulcasting afternoons and evenings through July 1997 (see Item 3 and Note 3 in notes to consolidated financial statements.) The table below presents certain key statistics for Foxboro for each of the past three years:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997       1996      1995
                                                    -----      -----     -----

        Performances                                   99        150       165
        Simulcast Days                                204        352       357

        Pari-mutuel handle (millions)
           Live-on track                            $   3      $   6     $   7
           Live-simulcast                              27         32        21
           Guest-simulcast                             28         48        48
                                                    -----      -----     -----
                                                    $  58      $  86     $  76
                                                    =====      =====     =====

        Total attendance (thousands)                  148        257       252
                                                    =====      =====     =====

        Average per capita on site wagering         $ 209      $ 211     $ 219
                                                    =====      =====     =====

        Foxboro operated the premises through July 1997 (see Item 3 Legal Proceedings and Note 3 to the Company's consolidated financial statements).

        The Company recognized a gain on the discontinuance of the Company's harness racing business of $2.6 million for year ended December 31, 1997. Such gain is primarily comprised of the excess of occupancy and other liabilities of approximately $8.9 million over non recoverable net leasehold improvements and other assets of approximately $6.3 million.

        The loss from operations of the Company's discontinued harness racing subsidiary is summarized as follows:

                                             YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                      1997             1996            1995
                                  -----------      ------------    ------------

          Operating revenues      $ 6,564,416      $ 11,214,689    $ 11,028,823
          Operating expenses       (8,976,203)      (13,395,125)    (12,264,506)
                                  -----------      ------------    ------------
                                  $(2,411,787)     $ (2,180,436)   $ (1,235,683)
                                  ===========      ============    ============


        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997, the Company has a working capital deficit of approximately $9.3 million, a stockholders' deficit of approximately $1.6 million and is in default on certain debt obligations. In addition, the report by the Company's independent certified public accountants on the Company's consolidated financial statements for the year ended December 31, 1997 states that these factors raise substantial doubt about its ability to continue as a going concern (see Consolidated Financial Statements at Item 8).

        Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements

        The Company's cash and cash equivalents totaled $374,292 at December 31, 1997, compared with $1.034 million at December 31, 1996. The Company generated cash flows from operations of approximately $441,000 in 1997 as compared to $2.335 million in 1996. The decrease in 1997 is principally attributable to non-cash income items primarily offsetting improved operating results with a net income of $2.9 million in 1997 compared to approximately $512,000 in 1996. Non cash items included in the Company's net income in 1997 consist of gain on discontinuance of harness racing business of approximately $2.6 million, depreciation and amortization expense of approximately $529,000, net gain on sale foreclosure of real property of $500,000, equity in income from investments of approximately $337,000 and amortization of deferred revenue of $132,500. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $642,000 of cash in 1997. Net cash used in investing activities in 1997 is comprised of investments and additions to the property, plant and equipment of approximately $756,000 which was offset by proceeds from sales and redemption of investments aggregating approximately $599,000. Financing activities in 1997 include approximately $378,000 of funds used to reduce outstanding balances on long term debt. Short-term borrowings arrangements used net cash of approximately $565,000.

        GENERAL

        In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. The transaction resulted in an extraordinary gain of approximately $11.2 million net of applicable income taxes. The net extraordinary gain includes forgiveness of interest and indebtedness reduced by related expenses and the write-off of remaining bond issuance fees. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. These Notes remain in default and matured in 1997.

        In 1992, the Company, through its subsidiaries, invested approximately $9,400,000 for capital improvements, equipment and start-up costs in connection with the commencement of thoroughbred and harness racing at Foxboro Park. The Company entered into certain agreements for the financing of this investment principally through the MSCGAF Realty Trust Note ("MSCGAF Note") and the Creditors Trust Agreement. During 1996, the Company renewed and extended the MSCGAF note until January 1998. The MSCGAF note matured on January 31, 1998. The lender has made a demand for the entire principal and interest amounts due on the note. Accordingly, the debt is in default and the related collateral represented by a first mortgage on the Wonderland property is subject to possible foreclosure proceedings. The Company is seeking to refinance this note with another lender and has made monthly installment payments on this note consistent with the terms prior to maturity.

        In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. The Company has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payments towards these amounts. All receipts from the Capital Improvements Trust Funds have been distributed as payments. The entire obligation has been included as a current liability at December 31, 1997 under net liabilities of discontinued operations.

        The line of credit with an outstanding balance of $1,568,000 at December 31, 1997 matured on February 1, 1998. The lender has made a demand for the entire principal and interest amounts due. Accordingly, the debt is in default and the related collateral, represented by a second mortgage on the Wonderland property and 401,000 shares of BBRG common stock, is subject to possible foreclosure proceedings. The Company is seeking to refinance this obligation with another lender and has made monthly installment payments on this obligation consistent with the terms prior to maturity.

        Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $118,000 and $116,000 at December 31, 1997 and 1996, respectively. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

        Short-term borrowing arrangements totaling approximately $356,000 at December 31, 1997, mature in 1998.

        In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in, return for a six year term note in the amount of $970,000. On January 5, 1998, the Note was amended to require equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

        The Company and its subsidiaries have several immediate needs for cash. Financing arrangements consist of current maturities of long-term debt, including obligations in default, totaling approximately $4.2 million and short-term borrowing arrangements of approximately $356,000. There can be no assurance that the Company's efforts to provide additional liquidity or to renew, extend or refinance existing financial arrangements will be successful. Management anticipates that unless its efforts are successful, the Company will not have sufficient cash to cover operating expenses and scheduled debt payments during 1998.

        RACING SUBSIDIARY

        In order to meet the requirements for renewal of racing licenses in 1999, the Company's racing subsidiary must demonstrate it is a financially stable entity, capable of disposing of its obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1999 racing license, there can be no assurance that the Racing Commission will continue to grant a licenses to conduct racing on the schedule presently maintained at Wonderland.

        In the event that the Company is not successful in obtaining 1999 racing licenses, the adverse impact on the Company's financial results and position would be material.

        IMPACT OF INFLATION AND CHANGING PRICES

        Certain of the Company's operating expenses, such as wages and benefits, equipment repair and replacement, and inventory and marketing costs, increase with general inflation. In order for the Company to cope with inflation, it must, to the extent permitted by competition and patron acceptance, pass increased cost on by periodically increasing prices. The Company is limited in its ability to offset the effects of inflation by increasing its percentage of handle because this percentage is governed by statute.

        NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect these new pronouncements to have a material impact on future financial statement disclosures.


        FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, AND (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                          PAGE

REPORTS OF INDEPENDENT ACCOUNTANTS                       14-15

CONSOLIDATED BALANCE SHEETS                              16-17

CONSOLIDATED STATEMENTS OF OPERATIONS                       18

CONSOLIDATED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' DEFICIT                                     19

CONSOLIDATED STATEMENTS OF CASH FLOWS                       20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               21-34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc.
Revere, Massachusetts

We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. We also audited the adjustments for discontinued operations described in Note 3 that were applied to restate the 1995 consolidated statement of operations. In our opinion, such adjustments are appropriate and have been properly applied to the 1995 consolidated financial statements.

The accompanying 1997 and 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on certain debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO Seidman, LLP

Boston, Massachusetts
April 8, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries:

     We have audited the consolidated statements of operations, changes in stockholders' deficit and cash flows of the Westwood Group, Inc. (a Delaware Corporation) and Subsidiaries for the year ended December 31, 1995, prior to the restatement (and, therefore, are not presented herein) for discontinued operations as described in Note 3 to the restated consolidated financial statements. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated results of The Westwood Group, Inc. and Subsidiaries operations and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

     The 1995 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations, encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on debt obligations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 8, 1996

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1997            1996
                                                     -----------     -----------
                     ASSETS

Current assets:
   Cash and cash equivalents                         $   374,292     $ 1,033,911
   Restricted cash                                       612,037       1,021,221
   Accounts receivable                                   629,204         641,345
   Prepaid expenses and other current assets             161,502         198,295
                                                     -----------     -----------

   Total current assets                                1,777,035       2,894,772
                                                     -----------     -----------

Property, plant & equipment:
   Land                                                  348,066         348,066
   Buildings and building improvements                17,830,342      17,358,197
   Machinery and equipment                             4,441,026       5,034,426
   Leasehold improvements                                     --       8,136,450
                                                     -----------     -----------
                                                      22,619,434      30,877,139
   Less accumulated depreciation and amortization     16,913,769      18,919,632
                                                     -----------     -----------

    Net property, plant and equipment                  5,705,665      11,957,507
                                                     -----------     -----------

Other assets:
   Goodwill, less accumulated amortization
    of  $528,000 and $384,000                            192,000         336,000
   Investments                                         5,324,522       4,987,796
   Notes receivable from officer                         369,375         336,190
   Other assets                                          212,875         317,736
                                                     -----------     -----------

   Total other assets                                  6,098,772       5,977,722
                                                     -----------     -----------

   Total assets                                      $13,581,472     $20,830,001
                                                     ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                 ---------------

                                                           DECEMBER 31,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Debt obligations in default                       $ 4,234,286     $ 1,185,500
  Current maturities of long-term debt                  139,022       2,226,973
  Short-term borrowings                                 355,539         520,990
  Accounts payable and other accrued liabilities      4,765,747      15,646,522
  Net liabilities of discontinued operations          1,280,620              --
  Outstanding pari-mutuel tickets                       310,763         420,119
                                                    -----------     -----------

  Total current liabilities                          11,085,977      20,000,104

Long-term debt, less current maturities                 996,671       3,434,758
Other long-term liabilities                           3,049,452       1,859,378
                                                    -----------     -----------

  Total liabilities                                  15,132,100      25,294,240
                                                    -----------     -----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.01 par value authorized
   3,000,000 shares; 1,936,409 shares issued             19,364          19,364
  Class B common stock, $.01 par  value;
   authorized 1,000,000 shares; 912,615 shares
   issued                                                 9,126           9,126
  Additional paid-in capital                         13,355,355      13,355,355
  Accumulated deficit                                (6,538,493)     (9,497,349)
  Note receivable from stockholder                     (345,119)       (330,594)
  Minimum pension liability adjustment                  (86,079)        (55,359)
  Cost of 1,593,199 common and 600 Class B
    common shares in treasury                        (7,964,782)     (7,964,782)
                                                    -----------     -----------

  Total stockholders' deficit                        (1,550,628)     (4,464,239)
                                                    -----------     -----------

  Total liabilities and stockholders' deficit       $13,581,472     $20,830,001
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 ---------------


                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                       1997            1996            1995
                                                                   -----------     -----------     -----------

Operating revenue:
     Pari-mutuel commissions                                       $17,057,287     $16,754,300     $17,861,836
     Concessions                                                     1,952,759       1,928,152       2,119,168
     Other operating                                                 2,035,732       1,899,295       2,098,334
                                                                   -----------     -----------     -----------

         Total operating revenue                                    21,045,778      20,581,747      22,079,338
                                                                   -----------     -----------     -----------

Operating expenses:
     Wages, taxes and benefits                                       7,311,681       6,905,439       7,852,995
     Purses                                                          5,092,615       5,243,461       6,052,840
     Cost of food and beverage                                         562,403         580,151         698,687
     Administrative                                                  1,460,084       1,300,739       1,447,765
     General operating                                               4,081,578       4,131,154       5,095,713
     Depreciation and amortization                                     529,288         828,191         882,667
                                                                   -----------     -----------     -----------

         Total operating expenses                                   19,037,649      18,989,135      22,030,667
                                                                   -----------     -----------     -----------

         Income from operations                                      2,008,129       1,592,612          48,671
                                                                   -----------     -----------     -----------

Other income (expense):
     Interest expense, net                                            (386,803)       (754,796)       (708,975)
     Equity income (loss) in investments                               336,726          86,395        (552,230)
     Net gain on sale/foreclosure of real property                     500,000       1,427,697              --
     Other income, net                                                 331,915         353,334         393,783
                                                                   -----------     -----------     -----------

         Total other income (expense)                                  781,838       1,112,630        (867,422)
                                                                   -----------     -----------     -----------

Income (loss) from continuing operations before provision
 for income taxes                                                    2,789,967       2,705,242        (818,751)
Provision for income taxes                                                  --          13,000              --
                                                                   -----------     -----------     -----------

Income (loss) from continuing operations                             2,789,967       2,692,242        (818,751)

Loss from operations of discontinued harness racing subsidiary      (2,411,787)     (2,180,436)     (1,235,683)
Gain on discontinuance of harness racing subsidiary                  2,580,676              --              --
                                                                   -----------     -----------     -----------

Net income (loss)                                                  $ 2,958,856     $   511,806     $(2,054,434)
                                                                   ===========     ===========     ===========

Basic and diluted per share data:
  Income (loss) from continuing operations per share               $      2.22     $      2.15     $      (.65)
                                                                   ===========     ===========     ===========

  Income (loss) from discontinued operations per share             $       .14     $     (1.74)    $      (.98)
                                                                   ===========     ===========     ===========

  Net income (loss) per share                                      $      2.36     $       .41     $     (1.64)
                                                                   ===========     ===========     ===========

Basic and diluted weighted average common shares outstanding         1,255,225       1,255,225       1,255,225
                                                                   ===========     ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 ---------------

                                                                                                      NOTE
                                                                                                   RECEIVABLE
                                                        CLASS B     ADDITIONAL       RETAINED         FROM
                                              COMMON     COMMON      PAID-IN         EARNINGS        RELATED
                                              STOCK      STOCK       CAPITAL         (DEFICIT)        PARTY
                                             -------    -------    ------------    ------------    ----------

Balance, December 31, 1994                   $ 9,364     $9,126     $13,355,355    $ (7,954,721)    $(301,551)
    Net loss                                      --         --              --      (2,054,434)           --
    Interest receivable                           --         --              --              --       (14,522)
    Minimum pension liability adjustment          --         --              --              --            --

Balance, December 31, 1995                    19,364      9,126      13,355,355     (10,009,155)     (316,073)
    Net income                                    --         --              --         511,806            --
    Interest receivable                           --         --              --              --       (14,521)
    Pension Liability Adjustment                  --         --              --              --            --

Balance, December 31, 1996                    19,364      9,126      13,355,355      (9,497,349)     (330,594)
    Net income                                    --         --              --       2,958,856            --
    Interest receivable                           --         --              --              --       (14,525)
    Pension Liability Adjustment                  --         --              --              --            --

Balance, December 31, 1997                   $19,364     $9,126     $13,355,355    $ (6,538,493)    $(345,119)
                                             =======     ======     ===========    ============     =========


                                                           MINIMUM
                                                           PENSION                        TOTAL
                                                          LIABILITY      TREASURY     STOCKHOLDERS'
                                                         ADJUSTMENT        STOCK         DEFICIT
                                                        -----------    -----------    -------------

Balance, December 31, 1994                               $(115,182)    $(7,964,782)    $(2,952,391)
    Net loss                                                    --              --      (2,054,434)
    Interest receivable                                         --              --         (14,522)
    Minimum pension liability adjustment                   108,621              --         108,621

Balance, December 31, 1995                                  (6,561)     (7,964,782)     (4,912,726)
    Net income                                                  --              --         511,806
    Interest receivable                                         --              --         (14,521)
    Pension Liability Adjustment                           (48,798)             --         (48,798)


Balance, December 31, 1996                                 (55,359)     (7,964,782)     (4,464,239)
    Net income                                                  --              --       2,958,856
    Interest receivable                                         --              --         (14,525)
    Pension Liability Adjustment                           (30,720)             --         (30,720)


Balance, December 31, 1997                               $ (86,079)    $(7,964,782)    $(1,550,628)
                                                         =========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ---------------

                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                            1997            1996            1995
                                                        -----------     -----------     -----------

Cash flows from operating activities:
Net income (loss)                                       $ 2,958,856     $   511,806     $(2,054,434)
                                                        -----------     -----------     -----------
Adjustments to reconcile net income  (loss) to
 net cash provided by operating activities:
    Gain on discontinuance of harness racing             (2,580,676)             --              --
subsidiary
    Depreciation and amortization                           529,288       1,539,918       1,627,925
    Gain on sale/foreclosure of real property              (500,000)     (1,427,697)             --
    Gain on bond sales and redemptions                     (199,415)             --              --
    Equity in (income) loss from investments               (336,726)        (86,395)        552,230
    Deferred revenue                                       (132,500)       (353,334)       (353,333)
    Minimum pension liability adjustment                    (30,720)        (48,798)        108,621
    Other                                                        --         142,698        (158,424)
    Changes in operating assets and liabilities:
         Decrease (increase) in restricted cash             409,184         380,578          (2,073)
         Decrease (increase) in accounts receivable         112,141         154,740        (106,344)
         Decrease (increase) in prepaid expenses
          and other current assets                           36,793          72,390         (25,946)
         Decrease (increase) in other assets, net            (5,134)         26,601         206,998
         Increase (decrease) in accounts payable and
          other accrued liabilities                      (1,200,511)        557,355       2,101,342
         Increase (decrease) in other long-term
          liabilities                                     1,380,295         865,287      (1,114,906)
                                                        -----------     -----------     -----------

             Total adjustments                           (2,517,981)      1,823,343       2,836,090
                                                        -----------     -----------     -----------

             Net cash provided by operating                 440,875       2,335,149         781,656
                                                        -----------     -----------     -----------
activities
Cash flows from investing activities:
     Additions to property, plant and equipment            (756,444)       (676,457)       (413,100)
     Proceeds from bond sales and redemptions                99,415              --              --
     Proceeds from sale of real property                    500,000              --              --
                                                        -----------     -----------     -----------
         Net cash used in for  investing activities        (157,029)       (676,457)       (413,100)
                                                        -----------     -----------     -----------

Cash flows from financing activities:
     Proceeds from short-term debt                          407,466         900,000         300,000
     Principal payments of debt                          (1,350,931)     (1,975,768)     (1,029,993)
                                                        -----------     -----------     -----------

         Net cash used in financing activities             (943,465)     (1,075,768)       (729,993)
                                                        -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents       (659,619)        582,924        (361,437)

Cash and cash equivalents at beginning of year            1,033,911         450,987         812,424
                                                        -----------     -----------     -----------

Cash and cash equivalents at end of year                $   374,292     $ 1,033,911     $   450,987
                                                        ===========     ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest                                       $   439,165     $   958,960     $   779,566
                                                        ===========     ===========     ===========

         Income taxes                                   $        --     $    91,704     $   114,892
                                                        ===========     ===========     ===========

Non-cash financing activities:
   During 1997, the Company wrote-off property and other assets of $6,372,682 and relieved liabilities of $8,953,358 in connection with the Company's discontinuance of its Foxboro harness racing business (see Note 3).

   During 1996, the Company wrote-off property of $4,103,702 in exchange for the discharge of $5,231,399 in debt related to a foreclosure transaction (see
   Note 12).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ---------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DESCRIPTION OF BUSINESS

        The Company operates primarily through its pari-mutuel racing subsidiary. Wonderland Greyhound Park is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutual harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997 (see Litigation at Note 8). The Company's Foxboro harness racing business was discontinued during 1997 and is reported as a discontinued operation in the accompanying consolidated financial statements (see Note 3).

        The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking.

        Wonderland provides its patrons with a variety of entertainment options including live racing and full card simulcast wagering.

        PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements for fiscal years December 31 1997, 1996 and 1995, include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS

        Cash investments with maturities of three months or less at the time of their purchase are classified as cash equivalents.

        RESTRICTED CASH

        Restricted cash is related to the operations of Wonderland and consists of amounts held by The Commonwealth of Massachusetts (the "Commonwealth") in trust funds (for capital improvements and advertising/promotion), and unclaimed winnings from pari-mutuel wagering. Removal of restrictions on the use of the trust funds is dependent upon approval by the Commonwealth.

        PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

          ASSET CLASSIFICATION                      ESTIMATED USEFUL LIFE
          --------------------                      ---------------------

          Buildings and improvements                      30 Years
          Machinery and equipment                        5-10 Years

        Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the actual or expected lease terms. During 1997, the Company wrote-off its leasehold improvements related to its discontinued operations (see Note 3). Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by management. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

        Depreciation expense of approximately $385,000, $631,000 and $453,000 was recorded for the years ended December 31, 1997, 1996 and 1995, respectively.

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

        NOTE RECEIVABLE FROM STOCKHOLDER

       Certain amounts receivable from the Company's majority shareholder are reflected in the balance sheet as an offset to equity.

        INVESTMENTS

        The Company's investment in Back Bay Restaurant Group, Inc. ("BBRG") represents approximately 19% of BBRG common stock. The Company is deemed to have the ability to exercise influence over BBRG since the Chairman of the Board of the Company is also the Chief Executive Officer of BBRG. Accordingly, the investment in BBRG has been accounted for under the equity method for each of the three years ended December 31, 1997.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        As of December 31, 1997 and 1996, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate. The carrying amount of cash equivalents approximates the fair value due to short term maturity of the cash equivalents. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount approximates fair value since the Company's interest rates approximate current interest rates.

        CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. At December 31, 1997, the Company had bank deposits which exceeded federally insured limits by approximately $911,000. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's customer base consists principally of other race tracks. Historically, the Company has not incurred any significant credit related losses.

        DEBT

        Long-term obligations which are in default have been classified as current liabilities. (See Note 4 of Notes to Consolidated Financial Statements)

        INCOME TAXES

        The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company's policy is to record a valuation allowance against deferred tax assets unless it is more likely than not that such assets will be realized in future periods. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax asset valuation allowance. The tax effect of differences in the timing of recognition of income and expense for tax purposes are reflected in the deferred income tax accounts (which are included in "accounts payable and other accrued liabilities" in the accompanying consolidated balance sheets).

        INCOME (LOSS) PER COMMON SHARE

        The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income (loss) per share of common stock for the years ended December 31, 1997, 1996 and 1995 is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 1997, 1996 and 1995 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

        The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

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

        ADVERTISING

        The Company expenses advertising costs as incurred. Advertising expense was approximately $319,000, $350,000 and $414,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

        NEW ACCOUNT PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect these new pronouncements to have a significant impact on future financial statement disclosures.

        RECLASSIFICATIONS

        Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. Additionally, the consolidated statements of operations for 1996 and 1995 have been restated to present the Foxboro harness racing business as a discontinued operation.


2.      RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

        The Company's consolidated financial statements have been prepared on the basis that it will be able to continue in existence. The Company has encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on certain debt obligations (see Note 4). The Company has implemented certain reorganization plans to address its cash flow and liquidity problems as detailed below. The improvement in the Company's operating results during the years ended December 31, 1997 and 1996 compared to the corresponding period in 1995 is primarily due to a decrease in operating expenses of approximately $3 million in 1997 and 1996 as compared to 1995.

        The Company reorganized and restructured its financial and operational management team, with the addition of an Executive Vice-president and Chief Financial Officer in August of 1995. Management has continued to monitor cost containment and seek ways to improve operational profitability. Also, management is continuing to negotiate existing obligations and commitments to reduce the burden on current cash flow from operations. Management is looking for new opportunities to grow and expand its current product, through increasing new markets via simulcast wagering and adding new entertainment operations.

        The above factors, however, raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends on future events, including its continued success in its reorganization efforts and the resolution of the Company's debt obligation issues.


3.      DISCONTINUED OPERATIONS

        During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from the Foxboro Raceway (see Litigation at Note 8).

        The gain on the discontinuance of the Company's harness racing business of approximately $2.6 million for year ended December 31, 1997, is primarily comprised of the excess of occupancy and other liabilities of approximately $8.9 million over non-recoverable net leasehold improvements and other assets of approximately $6.3 million.

        The remaining net liabilities of the Company's discounted operations at December 31, 1997 are comprised of the following:

        Cash and restricted cash                                $  326,808
        Accounts receivable and other                              148,691
        Less liabilities:
          Creditors Trust Agreement Promissory obligation
           and other liabilities                                   423,493
          Trade payables                                           816,446
          Outstanding pari-mutual tickets                          516,180
                                                                ----------

                                                                $1,280,620
                                                                ==========

        The loss from operations of the Company's discontinued harness racing business is summarized as follows:

                                    1997           1996              1995
                                -----------    ------------      ------------

     Operating revenues         $ 6,564,416    $ 11,214,689      $ 11,028,823
     Operating expenses          (8,976,203)    (13,395,125)      (12,264,506)
                                -----------    ------------      ------------
                                $(2,411,787)   $ (2,180,436)     $ (1,235,683)
                                ============   ============      ============

        In February 1998 the Company executed an Assignment for the Benefit of Creditors ("AFBC") for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. (collectively, the "Foxboro Entities"). The AFBC was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors. Provided that 70% in amount and 50% in number of the Foxboro Entities creditors become Assenting Creditors, the Company shall partially subordinate its claims.

4.      LONG-TERM DEBT

        At December 31, 1997 and 1996, long-term debt consisted of the following:

                                                                       1997          1996
                                                                    ----------    ----------

        8-3/4% MSCGAF Realty Trust term loan requiring
        monthly payments of principal and interest of $42,298
        until maturity in January 1998, collateralized by a
        mortgage and security interest in all real estate and
        personal property located at Wonderland Park, by all
        of the stock of Wonderland Park, and guaranteed by
        three subsidiaries of the Company, including
        Wonderland Park.                                            $2,381,286    $2,644,632

        Line of credit, interest at 10% requiring monthly
        payments of interest plus $16,000 principal until
        maturity at June 1, 1997, final payment of $1,648,000
        due February 1, 1998 collateralized by a second
        mortgage and security interest in all real estate and
        personal property located at Wonderland Greyhound
        Park and by approximately 401,000 shares of BBRG
        common stock held by the Company.                            1,568,000     1,744,000

        6%BBRG Term Note, payable in equal quarterly payments
        of principal and interest of approximately $36,000
        beginning April 1, 1999, collateralized by certain
        tangible personal property and licenses.                       970,000       970,000

        14-1/4% Subordinated Notes due August, 1997                    285,000       285,000

        Margin agreement due on demand
        collateralized by 88,000 shares
        of BBRG stock held by the Company.                             117,855       115,674

        7.5% Promissory Note, payable in 60
        monthly payments of principal and
        interest of $2,003, commencing
        April, 1995.                                                    47,838        67,425

        Creditor Trust Agreement Promissory obligation,
        non-interest bearing, with a quarterly minimum
        guaranteed amount, of all distributions from Foxboro
        Capital Improvements Trust Funds applicable to the
        period beginning January 1, 1994, until paid
        in full.                                                             -       900,500

        6% Promissory Notes, payable in monthly payments of
        principal plus interest at $9,000 per month until
        April, 1996 and $12,000 per month until maturity in
        October, 1997. Collateralized by 60,333 shares of
        BBRG common stock held by the Company.                               -       120,000
                                                                    ----------    ----------
                                                                    $5,369,979     6,847,231
        Less:
             Current maturities                                        139,022     2,226,973
             Debt obligations in default                             4,234,286     1,185,500
                                                                    ----------    ----------

        Long-debt portion                                           $  996,671    $3,434,758
                                                                    ==========    ==========

        The aggregate principal payments required to be made on long term debt, for the years subsequent to December 31, 1997 are as follows:

        1998                                 $4,373,308
        1999                                    113,748
        2000                                    125,111
        2001                                    121,250
        2002                                    121,250
        2003 and thereafter                     515,312
                                             ----------
                                             $5,369,979
                                             ==========


        The above MSCGAF Realty Trust term loan and the $1.6 million line of credit matured on January 31, 1998 and February 1, 1998, respectively. The lenders have made a demand for the entire principal and interest amounts due on the notes. Accordingly, the debt is in default and the related collateral, represented by a first and second mortgages on the Wonderland property and the pledge of 401,000 shares of BBRG common stock, is subject to possible foreclosure proceedings. The Company is seeking to refinance these notes with another lender and has made monthly installment payments on these notes consistent with the terms prior to maturity.

        In May 1994, the Company settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement. The Company had pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards the Creditors Trust Agreement Debt. All receipts from the Capital Improvements Trust Funds have been distributed as principal payments. The Creditors Trust Agreement Promissory obligation has been reclassified under net liabilities of the Company's discontinued operations at December 31, 1997 (see Note 3).

        The outstanding first and second mortgage notes relating to the property at 284 Newbury Street in the Back Bay section of Boston were retired in 1996 pursuant to the foreclosure of the property (See Note 12).

        In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. On January 5, 1998 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

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

5.      SHORT-TERM BORROWINGS

        The Company had $355,539 outstanding at December 31,1997 under a short-term borrowing arrangement. This note bears interest at 12% per annum and requires weekly principal and interest payments of $12,000 with a maturity date of August 7, 1998.

        The Company had $520,990 outstanding at December 31, 1996 under two short-term borrowing arrangements. An unsecured Line of Credit for $1 million was established in 1996 solely for the purpose of funding the payment of pari-mutuel outs tickets due to the Commonwealth of Massachusetts. The line of credit matured in November, 1997, bearing interest at 12% per annum and had an outstanding balance of $300,000 at December 31, 1996. The Company also had a short-term note payable of $220,990 at December 31, 1996 bearing interest at 12% per annum and requiring weekly principal and interest payments of $11,900 with a maturity date of May 16, 1997.

6.      LABOR CONTRACTS

        In December 1993, the labor contract between Wonderland and the Wonderland Dog Track Employees Union, Local 410 (the "Union"), which governed the terms of employment of the mutual clerks at Wonderland, was due to expire. The parties mutually agreed to extend the contract several times while attempting to reach a new agreement. In February 1994, Wonderland implemented the terms of its final offer to the Union, after months of negotiations and an impasse having been reached. Such terms included a reduction in the hourly compensation rate of approximately 35%, and the elimination of certain week-end and holiday premiums. In October 1994, the national office of the Union reassigned the Union to Service Employees International Union, Local 254 ("Local 254"). In October 1994, Local 254 agreed to a three year extension of the Union's current contract amended by Wonderland's final offer. The annual savings to the Company as a result of the new contract approximates $1.0 million. The Union challenged the implementation of the final offer at the State Labor Relations Commission for the period from implementation in February 1994 through the reassignment of the Union in October 1994. This litigation was subsequently withdrawn by Local 254 in connection with the renewal of the collective bargaining agreement. Accordingly, no reserve has been established at December 31, 1997 and 1996.


7.      OTHER LONG-TERM LIABILITIES

        Other long-term liabilities includes approximately $1,346,000 at December 31, 1997 of fees owed to a law firm primarily related to the Foxboro litigation (see Litigation at Note 8). The total obligation of approximately $1,606,000 is currently payable at $5,000 per week.

        Other long-term liabilities also includes approximately $1,000,000 at December 31, 1997 and 1996, of funds advanced from Autotote Limited ("Autotote"). The original advance of $1,000,000 was made to the Company in 1992 in consideration for the exclusive right to provide totalisator services for any off-track betting and simulcast operations that the Company may undertake in the future. The terms of the original agreement required repayment in weekly installments of $4,944. The Company has not made any of the weekly installments required under this agreement. Management has classified this debt as a long-term liability based on its intended maturity after 1998.


8.      COMMITMENTS AND CONTINGENCIES

        PLEDGES OF BBRG STOCK

        As of December 31, 1997, the Company has pledged, or has committed to pledge, approximately 549,000 shares of BBRG common stock in connection with debt financing arrangements.

        Approximately 80,000 shares have been pledged to collateralize a performance bond for Wonderland Park, which is required annually by the Mass State Racing Commission for all race tracks.

        The Company currently owns approximately 673,000 shares of stock in BBRG, representing approximately 19% of BBRG total outstanding shares (See Note
13).

        RACING LICENSE

        In order to meet the requirements for renewal of racing licenses, the Company's racing subsidiary must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of their obligations on a timely basis. The racing license has been granted for the 1998 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 1999 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland.

        In the event that the Company is not successful in obtaining 1999 racing licenses, the adverse impact on the Company's assets would be material.

        LEASE COMMITMENT

        Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $386,000, $471,000, and $628,000 in 1997, 1996 and l995, respectively. Future minimum payments are due at amounts contingent on the Company's total handle amounts.

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

         On October 8, 1996, Foxboro Park filed an answer to the complaint as well as counterclaims which assert that Foxboro Park has a long-term right to occupy the Raceway and is entitled to substantial monetary damages. On that day, Foxboro Park also filed a related complaint in Norfolk Superior Court against Robert K. Kraft, Foxboro Realty Associates LLC, New Foxboro Corp., and Thomas L. Aronson and moved to consolidate that case with the earlier filed case. Foxboro Park also moved to add Robert K. Kraft as a party defendant to the counterclaims in the earlier case.

        On November 17, 1996, Foxboro Realty Associates LLC filed a summary process complaint against Foxboro Park in Norfolk Superior Court. This complaint sought to evict Foxboro Park from the Foxboro Raceway. On November 18, 1996, Foxboro Park filed an answer asserting numerous defenses and counterclaims against Foxboro Realty Associates LLC and moved to consolidate this case with the first action.


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

        Foxboro Harness, Inc. returned its license to conduct a harness horse racing meeting for calendar year 1997 to the Massachusetts State Racing Commission on August 12, 1997, as the eviction at Foxboro Park prevented it from completing its racing meeting.

        On April 30, 1997, Foxboro Park's fraud and related claims trial commenced. On May 29, 1997, the jury returned its verdict in favor of Robert Kraft on Foxboro Park's fraud claim against him. The jury returned a verdict in favor of Foxboro Park on Foxboro Realty Associate's claim against Foxboro Park for use and occupancy charges for the period from May 29, 1997 through December 31, 1997. On June 13, 1997, the Court issued findings against Foxboro Park on its remaining claims with the exception of Foxboro Park's claim against Foxboro Stadium Associates and New England Patriots L.P. for breach of contract. With respect to that claim, the Court entered judgment in favor of Foxboro Park in the amount of $74,843. Foxboro Park moved for a new trial on its fraud and related claims. That motion was denied.

        On January 27, 1998, Foxboro Park appealed to the Appeals Court from all adverse rulings and judgments. On February 2, 1998, Foxboro Realty Associates LLC et al, and Aronson and New Foxboro Corp. appealed to the Appeals Court from all adverse rulings. The appeals now are before the Appeals Court with briefs anticipated to be filed in late 1998. The Company believes that an unfavorable outcome from the Foxboro Realty Associates LLC et al appeal is unlikely and does not expect the outcome to materially impact operations or the Company's financial condition.

        CONSULTING ARRANGEMENT

        Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. One of the principles of such firm was a director of the Company. As compensation for its services, the Company agreed to grant warrants to purchase shares of the Company's common stock. At December 31, 1997, the Company has not executed a warrant agreement with the consulting firm. The Company is currently in the process of renegotiating the amount of shares, per share price and other terms. At December 31, 1997, the Company has recorded an estimated reserve of $100,000 for this consulting arrangement which is included with accounts payable and other accrued liabilities in the accompanying consolidated balance sheet.


9.      COMMON STOCK, STOCK OPTION AND GRANT PLANS

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which was effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if the fair value based method under SFAS No. 123 had been adopted, as well as certain other information.

        In October 1995, the Board of Directors approved and ratified the granting of non-qualified stock options. These options were granted to the Directors of the Company to purchase shares of common stock at an option price equal to the fair market value of the Company's common stock at the date the options were granted (estimated at $3.00 per share).

        During 1997, the Company issued to certain executives 47,500 options to purchase the Company's common stock at an exercise price of $3.00 per share. During 1995, the Company awarded to Directors and former Directors of the Company, non-qualified stock options to purchase 241,334 shares of the Company's common stock at an exercise price of $3.00 per share. All such options expire 10 years from the date of grant.

        The Company's stock options activity is summarized as follows:

                                                     Number          Exercise
                                                   of Shares          Price
                                                   ---------         --------

        Balance, December 31, 1994                       --              --
          Granted                                   241,334           $3.00
          Exercised                                      --              --
          Terminated                                     --              --
                                                    -------           -----
        Balance, December 31, 1995                  241,334           $3.00
          Granted                                        --              --
          Exercised                                      --              --
          Terminated                                     --              --
                                                    -------           -----
        Balance, December 31, 1996                  241,334            3.00
          Granted                                    52,500            3.00
          Exercised                                      --              --
          Terminated                                 (5,000)           3.00
                                                    -------           -----
        Balance, December 31, 1997                  288,834           $3.00
                                                    =======           =====
        Exercisable, December 31, 1997              283,834           $3.00
                                                    =======           =====


        The Company's total stock options outstanding of 288,834 at December 31, 1997 expire as follows: 190,000 in 2002; 51,334 in 2005; and 47,500 in 2007.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted during the year ended December 31, 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The assumptions used and the weighted average information for year ended December 31, 1997 are as follows:


        Risk-free interest rates                        6.5%
        Expected dividend yield                         None
        Expected lives                               8 years
        Expected volatility                            46.5%
        Weighted average fair value of
         options on date of grant                      $3.81
        Weighted-average exercise price                $3.00
        Weighed-average remaining
         contractual life of options
         outstanding                                 9 years

        The effect of applying SFAS No. 123 would be as follows:

                                                   Year Ended
                                                  December 31,
                                                  ------------

        Pro forma net income                       $2,796,931

        Pro forma net income per share:
          Basic and diluted                             $2.23


10.     INCOME TAXES

        The Company's provision for income taxes for the year ended December 31, 1996 represents estimated alternative minimum Federal taxes. There is no provision for income taxes for the years ended December 31, 1997 or 1995 due to the Company's taxable net operating loss position as indicated below.

        The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes, as follows:

                                                   1997       1996       1995
                                                  ------     ------     ------

        Statutory federal income tax rate          34.0%      34.0%     (34.0%)
        (Utilization) deferral of  temporary
         items subject to valuation allowance     (34.0)      11.6       36.2
        Alternative minimum tax                      --        2.0         --
        Utilization of carryforward  losses          --      (45.1)      (2.2)
                                                  -----      -----      -----
        Income tax rate                              --%       2.5%        --%
                                                  =====      =====      =====

        The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                1997        1996        1995
                                              -------     -------     -------
                                                      (IN THOUSANDS)
                DEFERRED TAX ASSETS

        Net operating loss carryforwards      $ 4,701     $ 3,257     $ 3,492
        Capital loss carryforwards                670         670           -
        Fixed assets                            1,168       1,164       1,284
        Deferred compensation                     258         292         312
        Miscellaneous operating reserves          341         748         748
        Alternative minimum tax credit            580         580         580
        Capitalized expense                      150          150         170
        Rent expense                               --       2,212       1,732
                                              -------     -------     -------
        Gross deferred assets                   7,868       9,073       8,318
        Less valuation allowance               (5,409)     (7,001)     (6,280)
                                              --------    -------     -------
        Net deferred assets                     2,459       2,072       2,038

             DEFERRED TAX LIABILITIES

        Miscellaneous liabilities                 244          64          64
        Investment in BBRG                      2,215       2,008       1,974
                                              -------     -------     -------
        Net deferred tax liabilities          $    --     $    --     $    --
                                              =======     =======     =======

        The Company has fully reserved for all net deferred tax assets as future realization of these assets is not determinable. At December 31, 1997, the Company has net operating loss and capital loss carryforward aggregating approximately $10.0 million, subject to review and possible adjustment by the Internal Revenue Service. Such net operating loss carryforwards expire beginning in 2007 through 2010.


11.     PENSION PLANS AND RETIREMENT BENEFITS

        The Company contributed $84,049, $86,338 and $71,551 in 1997, 1996 and
1995, respectively, to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $100,650, $78,740 and $101,528 in 1997, 1996 and 1995, respectively. Benefits under the plan maintained by the Company are provided by a group annuity contract purchased from an insurance carrier. Expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 1997 and 1996:

                                                         1997         1996
                                                      ----------   ----------
        Accumulated and projected
        benefit obligation:
             Vested                                   $1,709,769   $1,689,292
             Nonvested                                    54,150       52,172
                                                      ----------   ----------
                 Total                                 1,763,919    1,741,464
        Less plan assets at fair value                 1,319,124    1,277,477
                                                      ----------   ----------
        Unfunded projected benefit obligation            444,795      463,987
        Unrecognized net transition obligation          (170,299)    (212,875)
        Unrecognized net losses                          (89,735)     (59,015)
        Adjustment for minimum liability                 260,034      271,891
                                                      ----------   ----------
        Adjusted accrued pension cost                 $  444,795   $  463,988
                                                      ==========   ==========

        Net periodic pension cost included the following components:

                                                  1997       1996        1995
                                               ---------   --------   ---------
        Service cost-benefits earned during
         the period                            $  24,344   $ 26,820      28,130
        Interest cost on projected benefit
         obligation                              133,086    136,508     136,328
        Actual return on plan assets            (113,811)   (77,609)   (211,832)
        Net gain (loss) during the year,
         deferred for later recognition           (7,120)   (31,944)    112,549
        Amortization of unrecognized net
         obligation                               42,576     42,576      42,576
                                               ---------   --------   ---------
             Net periodic pension cost         $  79,075   $ 96,351   $ 107,751
                                               =========   ========   =========

        Assumptions used in accounting for the above pension information included a discount rate of 8% and an expected long-term rate of return of 8.5% for all years presented.

        Included in accounts payable and other accrued expenses is approximately $445,000 which reflects the unfunded accumulated benefit obligation, as detailed in the table above. This includes an accrued pension cost of approximately $185,000 and an additional minimum liability of approximately $260,000. Approximately $213,000 of the $445,000 is offset by an intangible asset which reflects unrecognized prior service cost accumulated (including any unrecognized net transition obligation). The remaining balance of the $445,000, or approximately $232,000, has been recognized in the Company's statements of operations since adoption of SFAS No. 87.

        The Company amended the defined benefit plan in connection with the renewal of a collective bargaining agreement. The amendment provides that as of January 31, 1998, benefit accruals under the plan will be frozen for those active employees who accrued benefits under the plan before January 31, 1998. The amendment further provides that on and after January 31, 1998, employees hired by Wonderland will no longer be eligible to join the plan. The Company will make contributions on behalf of these employees at a fixed rate to the union 401(k) plan based upon hours worked. These contributions commenced in 1998.

        During 1997 the Company established separate 401(k) plans for union and nonunion employees, respectively. The plans are administered by an insurance company. The Company made contributions on behalf of certain union employees based upon a fixed rate and performances worked. The total of these contributions was approximately $41,000 in 1997.

        The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment. Deferred tax benefits have been recorded for these costs which are deductible for tax purposes when paid.

        Expense for all retirement plans of the Company for the years ended December 31, 1997, 1996, and 1995, was approximately $358,000, $329,000 and
$409,000, respectively.


12.     GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

        The Company had a 32% limited partnership interest in a partnership which owned land and an office and retail building. During 1992, the Company determined that the carrying value of its investment in the partnership had been permanently impaired. Accordingly, the Company's carrying value of its limited partnership investment was reduced and has been zero since 1992. During 1997, the Company sold its interest in the limited partnership for $500,000. The proceeds are included under other income in the accompanying consolidated statement of operations.

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

13.     INVESTMENTS

        During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG for the years ended December 31, 1997, 1996 and 1995 has been accounted for under the equity method.

        The following unaudited financial information summarizes the financial position and results of operations of BBRG:

        BALANCE SHEET INFORMATION              DECEMBER 28,     DECEMBER 29,
        (IN THOUSANDS)                             1997             1996
        -------------------------              ------------     ------------

            Current assets                        $ 4,050          $ 3,356
            Noncurrent assets                      39,022           40,555
            Current liabilities                    11,786           12,243
            Noncurrent liabilities                  4,274            6,466
            Net equity                             27,012           25,202


                                                              YEARS ENDED
                                               ------------------------------------------
        OPERATIONS INFORMATION                 DECEMBER 28,   DECEMBER 29,   DECEMBER 29,
        (IN THOUSANDS)                             1997           1996           1995
        ----------------------                 ------------   ------------   ------------

            Net sales                             $94,904        $87,753       $93,496
            Gross profit                           68,503         62,968        67,516
            Net income (loss)                       1,731            467        (2,810)
            Company's equity in net
              earnings (loss) of BBRG                 337             86          (552)

        The quoted market value of BBRG stock during 1997 reflected a high and low price of $8.50 and $2.63, respectively. At December 31, 1997, the quoted market value of the Company's investment in BBRG was approximately $3.7 million.


14.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities as of December 31, 1997 and 1996 consisted of the following:

                                                           1997          1996
                                                        ----------   -----------

        Accounts payable, trade                         $2,399,542   $ 2,237,617
        Other accrued liabilities                        2,147,913     4,874,827
        Accrued interest                                   218,292     1,231,987
        Accrued lease obligations and occupancy costs           --     7,302,091
                                                        ----------   -----------
                                                        $4,765,747   $15,646,522
                                                        ==========   ===========


15.     TRANSACTIONS WITH OFFICERS, EMPLOYEES AND RELATED PARTIES

        In May 1994, the Company purchased all restaurant and concession operations at Wonderland from BBRG for a sales price of $770,000, including goodwill of $720,000. Included in the term note of $970,000 was additional amounts owed to BBRG for costs incurred under the Cross Indemnification agreement amounting to $200,000.

        For the period of November 1993 through February 1995, the Company engaged the professional services of a former Director of the Corporation to assist in the financial and operational reorganization of the Company. Fees paid in 1995 for these services amounted to approximately $36,000.

        The Company received payments of $80,000 in January 1995, as repayments on a note receivable from Charles Sarkis, the Company's Chairman and majority stockholder. At December 31, 1997 and 1996, the aggregate amounts of loans outstanding to officers/stockholders including interest, was $714,494 and $666,784, respectively. The loans are payable on demand and bear interest at the prime rate of one of the Company's lending banks plus 1.5% per annum. Notes receivable and related interest, in the amount of $345,119 and $330,594 have been classified as an offset to stockholders' equity at December 31, 1997 and 1996, respectively. Interest receivable, exclusive of the amount recorded in equity, at December 31, 1997 and 1996 was $134,087 and $119,562, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        DIRECTORS

        NAME                        AGE     SINCE     POSITION
        ----                        ---     -----     --------

        Charles F. Sarkis           58       1978     Chairman of the Board

        Richard P. Dalton           50       1978     President, Chief Executive
                                                        Officer, Director

        A. Paul Sarkis              30       1995     Executive Vice President,
                                                        Director

        Richard G. Egan, Jr.        35       1995     Vice President of Finance,
                                                        Treasurer, Secretary and
                                                        Chief Financial Officer

        Paul J. DiMare              55       1987     Director

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three years ended December 31, 1997, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.

                                                   COMPENSATION                  --AWARDS-- PAYOUTS
--------------------------------------------------------------------------------------------------------------------
         NAME AND                                OTHER     RESTRICTED
         PRINCIPAL                              ANNUAL        STOCK       OPTIONS/   LTIP   ALL OTHER
         POSITION            YEAR     SALARY     BONUS    COMPENSATION   AWARDS(S)   SARS    PAYOUTS    COMPENSATION
------------------------     ----    --------   -------   ------------   ---------   ----   ---------   ------------

Charles F. Sarkis
  Chairman of the Board      1997    $200,000   $23,616         -          20,000      -        -             -
                             1996    $200,000         -         -               -      -        -             -
                             1995    $200,000         -         -               -      -        -             -

Richard P. Dalton
  President and  Chief
  Executive Officer          1997    $186,250   $19,680         -          15,000      -        -             -
                             1996    $180,000         -         -               -      -        -             -
                             1995    $180,000         -         -          25,000      -        -             -

A. Paul Sarkis
  Executive Vice             1997    $ 93,750   $15,744         -           7,500      -        -             -
President

Richard G. Egan, Jr.
  Vice President and CFO     1997    $100,817   $ 9,840         -           5,000      -        -             -


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 1997, Messrs. Charles F. Sarkis, Richard P. Dalton and A. Paul Sarkis served as executive officers of the Company and as members of the Board of Directors of the Company which performs the functions of a compensation committee. In addition, Mr. Charles F. Sarkis served as a director and executive officer of BBRG and Mr. Dalton served as a member of the Compensation Committee of the Board of Directors of BBRG.

        REMUNERATION OF DIRECTORS - The Company pays to each nonemployee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Committee meeting attended.

        COMPENSATION PLAN - The Company has adopted an executive compensation plan. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus up to 5% of income before income taxes will be available to reward an employee's individual performance. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors.

        In addition, a special transaction bonus is available in the event the Chairman initiates and/or negotiates an extraordinary transaction to enhance shareholder value, including a merger, sale, acquisition or joint venture. The transaction bonus is equal to 2% of the value of any such transaction.

        STOCK OPTION AGREEMENTS - During 1997, the Company issued to certain executives 47,500 options to purchase the Company's common stock at an exercise price of $3.00 per share. During 1995, the Company awarded to Directors and Former Directors of the Company, non-qualified stock options to purchase 241,334 shares of the Company's common stock at an exercise price of $3 per share. All such options expire 10 years from the date of grant.

          OPTION GRANTS IN FISCAL YEAR 1997 AND YEAR-END OPTION VALUES

        The following table provides certain information regarding options to purchase shares of the Company's Common Stock granted to the named executive officers in Fiscal Year 1997.

                      OPTIONS GRANTED IN FISCAL YEAR 1997

                                                                                                     Potential Realizable Value
                                                                                                      at Assumed Annual Rates
                        Number of        % of Total                 Market Price                  of Stock Price Appreciation for
                       Securities      Options Granted   Exercise      on Date                              Option Term
                       Underlying       to Employees       Price      of Grant      Expiration    -------------------------------
Name                 Options Granted  in Fiscal Year(%)  ($/share)    ($/share)        Date       0% ($)       5% ($)     10% ($)
----                 ---------------  -----------------  ---------  ------------    ----------    ------       ------     -------

Charles F. Sarkis        20,000              38.1           3.00        3.00         11/24/07        0         37,734      95,625
Richard P. Dalton        15,000              28.6           3.00        3.00         11/24/07        0         28,300      71,718
A. Paul Sarkis            7,500              14.3           3.00        3.00         11/24/07        0         14,150      35,859
Richard G. Egan, Jr.      5,000               9.5           3.00        3.00         11/24/07        0          9,433      23,906

        The table below shows the total number of unexercised options held at December 31, 1997. There are no unexercised in-the-money options at the fiscal year end. No options were exercised in the fiscal year ended December 31, 1997.

                         FISCAL YEAR-END OPTION VALUES

                                     NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                                 OPTIONS AT FISCAL YEAR-END (#)                 YEAR-END ($)(1)
                                --------------------------------        -------------------------------
           NAME                  EXERCISABLE       UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
           ----                 ------------       -------------        -----------       -------------
        Charles F. Sarkis          95,000                  -                   0                  -
        Richard Dalton             40,000                  -                   0                  -
        A. Paul Sarkis             32,500                  -                   0                  -
        Richard G. Egan, Jr.            0              5,000                   0                  0

-----------

(1) In-the-Money Options are those where the fair market value of the underlying Securities exceeds the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON STOCK

        The following table sets forth certain information, as of March 31, 1998, with respect to the beneficial ownership of the Company's Common Stock by each Director and named Executive Officer, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

                                               AMOUNT AND NATURE
                 NAME AND ADDRESS                OF BENEFICIAL        PERCENT
                OF BENEFICIAL OWNER               OWNERSHIP(1)       OF CLASS
                -------------------            -----------------     --------

        Directors and Officers:

        Richard P. Dalton                            52,350(2)         13.7%
        The Westwood Group, Inc.
        190 VFW Parkway
        Revere, MA 02151

        Paul J. DiMare*                             143,300(3)         37.4%
        P.O. Box 900460
        Homestead, FL  33090

        A. Paul Sarkis                               48,609(4)         12.4%
        The Westwood Group, Inc.
        190 VFW Parkway
        Revere, MA 02151

        Charles F. Sarkis*                          899,616(5)         72.4%
        The Westwood Group, Inc.
        190 VFW Parkway
        Revere, MA 02151

        Richard G. Egan, Jr.                              0               0%
        The Westwood Group, Inc.                  ---------            ----
        190 VFW Parkway
        Revere, MA 02151

        All Directors and Officers as a
           group (five persons)                   1,143,875(6)         83.4%
                                                  =========            ====

HOLDERS OF MORE THAN 5%, NOT INCLUDED ABOVE


        DiMare Homestead, Inc.                       92,500(7)         27.0%
        Jori M. Baker                                37,749(8)         10.2%
        Michael S. Fawcett                           25,600(9)          7.0%
        Joseph J. O'Donnell                          47,669(10)        12.9%
        Pauline F. Evans                             26,122(11)         7.6%
        Patricia F. Harris                           19,850(12)         5.8%

* Messrs. Sarkis and DiMare each beneficially owns over five percent of the outstanding Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days, including by conversion of such stockholder's shares of Class B Common Stock into shares of Common Stock or by exercise of options. For purposes of this table, any shares of Common Stock not outstanding which are subject to such a right, options or conversion privileges, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.
(2)  Includes presently exercisable options to purchase 40,000 shares.
(3) Includes 92,500 shares held of record by DiMare Homestead, Inc. a Florida corporation controlled by Mr. DiMare. Also includes presently exercisable options to purchase 40,000 shares.
(4) Includes presently exercisable options to purchase 32,500 shares and 16,109 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis.
(5) Consists of 804,616 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis as well as presently exercisable options to purchase 95,000 shares. Does not include 6,750 shares of Common Stock or 2,900 shares of Class B Common Stock held by Mr. Sarkis' wife; Mr. Sarkis disclaims beneficial ownership of such shares. See footnote (2) to the table below showing beneficial ownership of Class B Common Stock.
(6) Includes presently exercisable options to purchase 207,500 shares and 820,725 shares issuable upon conversion of shares of Class B Common Stock, held by all directors and officers as a group.
(7)  See Footnote (3).
(8)  Includes 7,665 shares held of record by International Planning Group 401
     (K) Profit Sharing Plan over which Mr. Baker has voting and investment power, and presently exercisable options to purchase 26,334 shares. Mr. Baker's address is c/o The Baker Companies, 62 Walnut Street, Wellesley, Massachusetts 02181.
(9) Includes presently exercisable options to purchase 25,000 shares. Mr. Fawcett's address is c/o Dorman & Fawcett, P.O. Box 214, Hamilton, Massachusetts 01936.
(10) Includes presently exercisable options to purchase 25,000 shares. Mr. O'Donnell's address is c/o Boston Concessions Group, Inc., 111 6th Street, Cambridge, Massachusetts 02141.
(11) Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida
     33308.
(12) Ms. Harris' address is 11 Royal Road, Brookline, Massachusetts 02146.

(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF CLASS B COMMON STOCK

        The following table sets forth certain information, as of March 31, 1998 with respect to the beneficial ownership of the Company's Class B Common Stock by each Director and named Executive Officer and by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them.

                                           SHARES OF CLASS B
                  NAME AND ADDRESS            COMMON STOCK           PERCENT
                OF BENEFICIAL OWNER       BENEFICIALLY OWNED(1)      OF CLASS
                -------------------       ---------------------      --------

        Charles F. Sarkis                      804,616(2)             88.2%
        The Westwood Group, Inc.
        190 V.F.W. Parkway
        Revere, MA 02151

        A. Paul Sarkis                          16,109                 1.8%
        The Westwood Group, Inc.
        190 V.F.W. Parkway
        Revere, MA 02151
                                               -------                ----
        All Directors and                      820,725(2)               90%
         Officers as a                         =======                ====
         Group (five persons)


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

(2) Includes shares held by Sarkis Management Corporation which is wholly-owned by Mr. Sarkis Does not include 93,754 shares held by Mr. Sarkis' six adult children (including A. Paul Sarkis) or 2,900 shares held by Mr. Sarkis' wife; Mr. Sarkis disclaims beneficial ownership of such shares.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Based solely on the review of Forms 3, 4 and 5 and all amendments thereto furnished to the Company with respect to its most recent fiscal year, it appears that each Director, officer and 10% beneficial owner of Common Stock of the Company complied with Section 16(a) of the Securities Exchange Act of 1934, except that Messrs. Charles F. Sarkis, A. Paul Sarkis, Richard P. Dalton and Richard G. Egan, Jr. failed to timely file a Form 5 with respect to option grants made in fiscal year 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The Company made loans of $28,000, $52,000 and $32,400 to Richard P. Dalton, a director and executive officer of the Company, in 1986, 1987 and 1988 respectively, in connection with certain purchases by Mr. Dalton of shares of the Company's Common Stock. Personal loans in the amounts of $107,905, $55,104 and $10,000 were also made to Mr. Dalton during 1989, 1990 and 1991, respectively. During 1990, Mr. Dalton repaid $25,000 in principal amount of these loans. The Company also made personal loans to Mr. Sarkis in the amounts of $201,086 and $209,237 during 1989 and 1990, respectively. In January, 1995, Mr. Sarkis repaid $80,000 to the Company. These loans are payable on demand and bear interest at prime plus 1.5% per annum. As of December 31, 1997, all of these loans ($714,494 in the aggregate including accrued interest) remain outstanding.

     (b) Mr. Charles F. Sarkis is the majority shareholder of the Company. The Company owns more than 10% of the common stock of Back Bay Restaurant Group, Inc. ("BBRG"). Certain arrangements between the Company and BBRG and/or their respective affiliates were made while BBRG was a wholly-owned subsidiary of the Company and accordingly, were established by related parties and were not subject to arms length negotiations. Prior to 1994, the Company and BBRG were parties to agreements pursuant to which BBRG operated the concession business and received certain other revenues in connection with the operation of Wonderland Greyhound Park and Foxboro Park, two parimutuel race tracks owned by the Company. In May 1994, BBRG transferred its concession and related operations to the Company in return for $770,000 term note to which $200,000 owed by the Company to BBRG was added, to bring the total principal amount of the note to $970,000. In 1997, this note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

     (c) In November 1992 the Company engaged a firm to assist management in the planning and execution of financial and operational reorganization of the Company. One of the principals of such firm is Mr. Fawcett. The agreement provided such Firm would be granted warrants to acquire an amount of shares of the Company's common stock which, upon exercise, would constitute 6% of the Company's capital stock on a fully diluted basis, with an exercise price of $3 per share and a term of fifteen years upon successful completion of the engagement. At December 31, 1997, the Company has not executed a warrant agreement with the consulting firm. The Company is currently in the process of renegotiating the amount of shares, per share price and other terms.

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

(3) Exhibits

    3.1   Certificate of Incorporation of the Company.(1)

    3.2 Amendment, dated May 15, 1987, to the Certificate of Incorporation of the Company.(4)

    3.21 Amendment, dated November 2, 1995, to the Certificate of Incorporation of the Company.(9)

    3.3   Bylaws of the Company.(1)

    4.1 Indenture, dated as of August 15, 1987, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company's Subordinated Notes.(2)

    4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust company, as trustee.(4)

   10.7 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 103 - Electrical Workers, dated November 12, 1986.(2)

   10.8   Retirement arrangement with James F Kelley.(5)

   10.9 Loan Agreement dated May 15, 1992, in connection with a loan from the MSCGAF Realty Trust, together with a promissory note and a mortgage and security agreement.(6)

   10.10 Term Loan Agreement, dated August 24, 1992 in connection with a loan from First Trade Union Savings Bank, FSB, together with a term promissory note, a pledge and security agreement and with a Modification Agreement, dated August 27, 1992.(6)

   10.11 Creditor Trust and Settlement Agreement dated September 29, 1992, in connection with a settlement with certain trade creditors, together with a promissory note and a creditors trust security agreement. (6)

   10.12 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992.(6)

   10.13 Contract dated November 20, 1992, in connection with services to be provided to the Company by an entity of which a former Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993.(6)

   10.14 Collective Bargaining Agreement between the Company and United Food and Commercial Workers' Union, Local 1445 AFL-CIO, CLC, dated June 1, 1993.(7)

   10.15 Collective Bargaining Agreement between the Company and Local 25-Teamsters, effective January 1, 1993.(7)

   10.16 Purchase and Sale Agreement dated December 14, 1993 between Back Bay Restaurant Group, Inc. and The Westwood Group, Inc.(7)

   10.17 Termination Agreement dated December 14, 1993 between Back Bay Restaurant Group, Inc. and The Westwood Group, Inc. together with termination of employee and administrative services agreement, a termination of amended and restated tax sharing and indemnification agreement, an amended and restated cross-indemnification agreement and a mutual release.(7)

   10.18 Loan Restructuring Agreement, dated as of July 1, 1993, between certain subsidiaries of the Company and the MSCGAF Realty Trust, in connection with the restructuring of $4,500,000 Term Loan, together with Exhibits A through F of such agreement.(7)

   10.19 Amendment, dated December 16, 1994, to Loan Restructuring Agreement between certain subsidiaries of the Company and the MSCGAF Realty Trust, in connection with the restructuring of $4,500,000 Term Loan.(8)

   10.20 Settlement of Litigation Agreement, dated October 12, 1994, between Foxboro Park, Inc. and the trustee of the Creditor Trust and Settlement Agreement, in connection with the restructuring of the Creditor Trust and Settlement Agreement with related promissory notes, dated July 7, 1994.(8)

   10.21 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 22 - Laborers' International Union, dated July 1, 1993.(8)

   10.22  Collective Bargaining Agreement Extension between RFSC, Inc. and
          Local 26 - Hotel and Restaurant Workers, effective January 1, 1994.(8)

   10.23  Settlement Agreement between Wonderland Greyhound Park, Inc. and
          Local 254 - Service Employees International Union, dated September 19, 1994, in connection with a successor collective bargaining agreement.(8)

   10.24 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995.(8)

   10.25 Margin Account Client Agreement between Westwood Financial Group, Inc. and Tucker Anthony Inc., dated May 19, 1994, together with a side agreement detailing additional terms.(8)

   10.26 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Harness) (filed herewith).

   10.27 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Thoroughbred) (filed herewith).

   10.28  Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro
          Park) (filed herewith).

   10.29 Form of Executive Non-Qualified Stock Option Agreement (filed herewith).

   10.30 Form of Employee Non-Qualified Stock Option Agreement (filed herewith).

   10.31 Third Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated January 5, 1998 (filed herewith).

   22     Subsidiaries of the Company (filed herewith).

   27     Financial Data Schedule (filed herewith).

(1) Filed with the Company's Annual Report on Form 10-K for 1984 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement on Form S-2 No. 33-15344 filed on June 25, 1987 and incorporated herein by reference. (3)

(3) Filed with the Company's Annual Report on Form 10-K for 1980 and incorporated herein by reference.

(4) Filed with the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

(5) Filed with the Company's Annual Report on Form 10-K for 1988 and incorporated herein by reference.

(6) Filed with the Company's Annual Report on Form 10-K for 1992 and incorporated hereby by reference.

(7) Filed with the Company's Annual Report on Form 10-K for 1993 and incorporated hereby by reference.

(8) Filed with the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

(9) Filed with Company's Annual Report on Form 10-K for 1995 and incorporated hereby by reference.

          (b)  REPORTS ON 8-K.


     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

Date: April 14, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Date: April 14, 1998         By /s/ Charles F. Sarkis
                                     ------------------------------------
                                            Charles F. Sarkis
                                            Chairman of the Board

        Date: April 14, 1998         By /s/ Richard P. Dalton
                                     ------------------------------------
                                            Richard P. Dalton
                                            President, Chief Executive
                                            Officer and Director

        Date: April 14, 1998         By /s/ A. Paul Sarkis
                                     ------------------------------------
                                            A. Paul Sarkis
                                            Executive Vice President
                                            Director

        Date: April 14, 1998         By /s/ Richard G. Egan, Jr.
                                     ------------------------------------
                                            Richard G. Egan, Jr.
                                            Vice President of Finance,
                                            Treasurer, Secretary, and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)

        Date: April 14, 1998         By /s/ Paul J. Dimare
                                     ------------------------------------
                                            Paul J. DiMare
                                            Director