Form 10-Q
period 1998-03-31
WESTWOOD GROUP INC
filed 1998-05-20
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              MARCH 31, 1998
                                   -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  __________________ TO ___________________

COMMISSION FILE NUMBER:                     0-1590
                        -------------------------------------------------

                            THE WESTWOOD GROUP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    04-1983910
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

190 V.F.W. PARKWAY, REVERE, MASSACHUSETTS                   02151
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  781-284-2600
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (l) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X  NO
    ---    ---

AS OF MAY 15, 1998 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                         March 31,     December 31,
                                                           1998           1997
                                                        -----------    -----------
                                                        (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                            $   704,252    $   374,292
   Restricted cash                                          599,116        612,037
   Accounts receivable                                      659,735        629,204
   Prepaid expenses and other current assets                119,877        161,502
                                                        -----------    -----------

     Total current assets                                 2,082,980      1,777,035
                                                        -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                     348,066        348,066
   Building and building improvements                    17,956,848     17,830,342
   Machinery and equipment                                4,453,454      4,441,026
                                                        -----------    -----------
                                                         22,758,368     22,619,434

   Less: accumulated depreciation and amortization       17,024,059     16,913,769
                                                        -----------    -----------

     Net property, plant and equipment                    5,734,309      5,705,665
                                                        -----------    -----------

OTHER ASSETS:
   Goodwill, less accumulated
     amortization of $564,000 and $528,000                  156,000        192,000
   Investments                                            5,392,122      5,324,522
   Notes receivable from officer                            380,055        369,375
   Other assets                                             212,875        212,875
                                                        -----------    -----------

     Total other assets                                   6,141,052      6,098,772
                                                        -----------    -----------

     Total assets                                       $13,958,341    $13,581,472
                                                        ===========    ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                    March 31,        December 31,
                                                                       1998              1997
                                                                   -----------       -----------
                                                                   (Unaudited)
CURRENT LIABILITIES:
   Debt obligations in default                                     $ 4,086,136       $ 4,234,286
   Current maturities of long-term debt                                144,686           139,022
   Short-term borrowings                                               211,539           355,539
   Accounts payable and other accrued liabilities                    4,999,065         4,765,747
   Net liabilities of discontinued operations                        1,280,620         1,280,620
   Outstanding pari-mutuel tickets                                     200,114           310,763
                                                                   -----------       -----------

     Total current liabilities                                      10,922,160        11,085,977
                                                                   -----------       -----------

LONG-TERM DEBT, less current maturities                                988,656           996,671

OTHER LONG-TERM LIABILITIES                                          2,988,557         3,049,452
                                                                   -----------       -----------

     Total liabilities                                              14,899,373        15,132,100
                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; authorized
     3,000,000 shares, 1,944,409 and 1,936,409 shares
     issued and outstanding                                             19,444            19,364
   Class B Common stock, $.01 par value; authorized
     1,000,000 shares;  912,615 shares issued and outstanding            9,126             9,126
   Additional paid-in capital                                       13,379,275        13,355,355
   Accumulated deficit                                              (5,944,897)       (6,538,493)
   Note receivable from related party                                 (353,119)         (345,119)
   Minimum pension liability adjustment                                (86,079)          (86,079)
   Less cost of 1,593,199 common and 600 Class B
    common shares in treasury                                       (7,964,782)       (7,964,782)
                                                                   -----------       -----------

     Total stockholders' deficit                                      (941,032)       (1,550,628)
                                                                   -----------       -----------

     Total liabilities and stockholders' deficit                   $13,958,341       $13,581,472
                                                                   ===========       ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              For The
                                                         Three Months Ended
                                                             March 31,
                                                       1998             1997
                                                    ----------       ----------
OPERATING REVENUE:
   Pari-mutuel commissions                          $4,102,084       $4,214,942
   Concessions                                         398,828          397,677
   Other operating                                     371,642          378,845
                                                    ----------       ----------

     Total operating revenue                         4,872,554        4,991,464
                                                    ----------       ----------

OPERATING EXPENSES:
   Wages, taxes and benefits                         1,623,215        1,615,317
   Purses                                            1,218,500        1,290,176
   Cost of food and beverage                           115,770          106,051
   Administrative                                      326,335          270,468
   General operating                                   888,499        1,046,066
   Depreciation and amortization                       146,290          133,223
                                                    ----------       ----------

     Total operating expenses                        4,318,609        4,461,301
                                                    ----------       ----------

     Income from operations                            553,945          530,163
                                                    ----------       ----------

OTHER INCOME(EXPENSE):
   Interest expense, net                              (101,388)        (131,646)
   Equity income (loss) in investments                  67,600          (17,444)
   Other income, net                                    99,439          293,333
                                                    ----------       ----------

     Total other income (expense)                       65,651          144,243
                                                    ----------       ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                           619,596          674,406

PROVISION FOR INCOME TAX                                26,000           10,000
                                                    ----------       ----------

INCOME FROM CONTINUING OPERATIONS                      593,596          664,406

LOSS FROM OPERATIONS OF DISCONTINUED HARNESS
  RACING SUBSIDIARY                                      -             (652,327)
                                                    ----------       ----------

NET INCOME                                          $  593,596       $   12,079
                                                    ==========       ==========

BASIC AND DILUTED PER SHARE DATA:
   Income from continuing operations per share      $      .47       $      .53
                                                    ==========       ==========

   Loss from discontinued operations per share      $    -           $     (.52)
                                                    ==========       ==========

   Net income per share                             $      .47       $      .01
                                                    ==========       ==========

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                          1,263,255        1,255,255
                                                    ==========       ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   For The
                                                              Three Months Ended
                                                                  March 31,
                                                           1998              1997
                                                        ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 593,596       $   12,079
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         146,290          307,784
    Equity in (income) loss from investments              (67,600)          17,444
    Deferred revenue                                          -            (88,333)
    Changes in operating assets and liabilities:
     Restricted cash                                       12,921          341,975
     Accounts receivables                                 (30,531)          (4,028)
     Prepaid expenses and other current assets             41,625           61,029
     Other assets                                         (10,680)          (4,545)
     Accounts payable
      and other accrued liabilities                       114,669          (98,412)
     Other long-term liabilities                          (60,895)         (35,254)
                                                        ---------       ----------

       Total adjustments                                  145,799          497,660
                                                        ---------       ----------

       Net cash provided by operating activities          739,395          509,739
                                                        ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment             (138,934)         (57,980)
                                                        ---------       ----------

       Net cash used in investing activities             (138,934)         (57,980)
                                                        ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              2,795            2,811
  Principal payments of debt                             (297,296)        (319,177)
  Issuance of common stock                                 24,000              -
                                                        ---------       ----------

       Net cash used in financing activities             (270,501)        (316,366)
                                                        ---------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 329,960          135,393

CASH AND CASH EQUIVALENTS, beginning of period            374,292        1,033,911
                                                        ---------       ----------

CASH AND CASH EQUIVALENTS, end of period                $ 704,252       $1,169,304
                                                        =========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                            $ 112,650       $  137,013
    Income taxes                                        $  26,561       $   13,280

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          INTERIM RESULTS

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated condensed financial statements as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997 include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

          RECLASSIFICATIONS

          Certain reclassifications were made to the 1997 financial statement amounts to conform with the 1998 presentation.

          FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997

          The consolidated balance sheet at December 31, 1997 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1997.

          DEBT

          Long-term obligations which are in default have been classified as current liabilities (see Note 4).

          INCOME (LOSS) PER COMMON SHARE

          The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 1998 and 1997 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          INCOME (LOSS) PER COMMON SHARE (continued)

          The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

2.        RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

          The Company's consolidated condensed financial statements have been prepared on the basis that the Company will continue in existence. The Company has encountered substantial cash flow and liquidity problems, has a significant working capital deficiency and stockholders' deficit and is in default on certain debt obligations (See Note 4).

          In August of 1995, the Company reorganized and restructured its financial and operational management team, with the addition of a Executive Vice President and Chief Financial Officer. Management continues to monitor cost containment and seek ways to improve operational profitability. Also, Management is negotiating existing obligations and commitments to reduce the burden on current cash flow from operations. Management is looking for new opportunities to grow and expand its current product, through increasing new markets via simulcast wagering and adding new entertainment options at its Wonderland facility.

          The above factors, however, raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern depends on future events including its continued success in its reorganization efforts and the resolution of the Company's debt obligation issues.

3.        DISCONTINUED OPERATIONS

          The accompanying condensed statement of operations for the three months ended March 31, 1997 has been restated to present the Foxboro Harness racing business as a discontinued operation.

          During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from Foxboro Raceway (see Legal Proceedings at Item 1.).

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)

3.        DISCONTINUED OPERATIONS (continued)

          The remaining net liabilities of the Company's discounted operations at March 31, 1998, are comprised of the following:

                                                      March 31, 1998
                                                      --------------

               Cash and restricted cash                $  326,808
               Accounts receivable and other              148,691
               Less liabilities:
               Creditors Trust Agreement Promissory
               Obligations and other liabilities          423,493
               Trade Payables                             816,446
               Outstanding pari-mutuel tickets            516,180
                                                       ----------
                                                       $1,280,620
                                                       ==========

          The loss from operations of the Company's harness racing business for the three months ended March 31, 1997 is summarized as follows:

               Operating revenues                $ 2,568,435
               Operating expenses                 (3,220,762)
                                                 -----------
                                                 $  (652,327)
                                                 ===========

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

4.        DEBT

          Long-term debt consisted of the following:

                                                             March 31,  December 31,
                                                               1998         1997
                                                             ---------  ------------

          8-3/4% MSCGAF Trust term loan requiring monthly
            payments of principal and interest of $42,298
            until maturity in January 1998, collateralized
            by a mortgage and security interest in all real
            estate and personal property located at
            Wonderland Park, by all of the stock of
            Wonderland Park, and guaranteed by three
            subsidiaries of the Company, including
            Wonderland Park.                                $2,297,490   $ 2,381,286


                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)



4.        DEBT (continued)

                                                              March 31,  December 31,
                                                                1998         1997
                                                              ---------  ------------


          Line of credit, interest at 10% requiring monthly
            payments of interest plus $16,000 principal
            until maturity at February 1, 1998
            collateralized by a second mortgage and security
            interest in all real estate and personal
            property located at Wonderland Park and by
            approximately 401,000 shares of BBRG common
            stock held by the Company.                        1,503,645    1,568,000

          6%BBRG Term Note, payable in equal quarterly
            payments of principal and interest of
            approximately $36,000 beginning April 1, 1999,
            collateralized by certain tangible personal
            property and licenses.                              970,000      970,000

          14.25% Subordinated Notes due August, 1997.           285,000      285,000

          Margin agreement due on demand collateralized by
            88,000 shares of BBRG stock held by the Company.    120,650      117,855

          7.5% Promissory Note, payable in 60 monthly
            payments of principal and interest of $2,003,
            commencing April, 1995.                              42,693       47,838
                                                             ----------   ----------

              Total                                           5,219,478    5,369,979
          Less:
            Current maturities                                  144,686      139,022
            Debt obligations in default                       4,086,136    4,234,286
                                                             ----------   ----------
          Long-term debt                                     $  988,656   $  996,671
                                                             ==========   ==========

          The above MSCGAF Trust term loan and the $1.5 million line of credit matured on January 31, 1998 and February 1, 1998, respectively. The lenders have made a demand for the entire principal and interest amounts due on the notes. Accordingly, the debt is in default and the related collateral, represented by a first and second mortgage on the Wonderland property and the pledge of 401,000 shares of BBRG common stock, is subject to possible foreclosure proceedings. The Company is seeking to refinance these notes with another lender and has made monthly installment payments on these notes consistent with the terms prior to maturity.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)

4.        DEBT (continued)

          In May 1994, Foxboro Park, Inc. ("Foxboro") settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement. Foxboro had pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payment towards the Creditors Trust Agreement debt. All receipts from the Capital Improvements Trust Funds have been distributed as principal payments. The Creditors Trust Agreement promissory obligation has been reclassified under net liabilities of discontinued operations at March 31, 1998 and December 31, 1997.

          In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. Subsequent to March 31, 1998 the Company negotiated a settlement with a bondholder of $100,000. The Company paid $150,000 in full settlement of principal, accumulated interest and default premiums due in respect to such Note. The remaining Notes continue to be in default.

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

5.        SHORT-TERM BORROWINGS

          The Company had $211,539 and $355,539 outstanding at March 31, 1998 and December 31, 1997, respectively, under a short-term borrowing arrangement. The note bears interest at 12% per annum and requires weekly principal and interest payments of $12,000 with a maturity date of August 7, 1998.

6.        INVESTMENTS

          During 1994, the Company and Back Bay Restaurant Group, Inc.("BBRG") jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (UNAUDITED)


6.        INVESTMENTS (continued)

          The following unaudited financial information summarizes the financial position and results of operations of BBRG:

                                                       March 29,   December 28,
                                                         1998          1997
                                                       ---------   ------------
          (In thousands)
          Balance sheet data:
            Current assets                              $ 3,478      $ 4,050
            Noncurrent assets                            39,000       39,022
            Current liabilities                          10,810       11,786
            Noncurrent liabilities                        4,287        4,274
            Net equity                                   27,381       27,012


                                                       Thirteen Weeks Ended
                                                       March 29,    March 30,
                                                         1998          1997
                                                       ---------    ---------
          (In thousands)
          Earnings data:
            Net sales                                   $23,126      $21,896
            Income from restaurant operations             2,618        2,190
            Net income (loss)                               356          (89)
            Company's equity in net income (loss)            68          (17)

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended March 31, 1998 and 1997.

                                                     1998          1997
                                                   --------      --------

Performances                                            103           113
Simulcast days                                           90            90
Pari-mutuel handle (thousands)
  Live-on track                                    $  8,283      $  9,953
  Live-simulcast                                      9,796         8,603
  Guest-simulcast                                    13,500        12,747
                                                   --------      --------
    Total                                          $ 31,579      $ 31,303
                                                   ========      ========

Total attendance                                    103,821       117,044
                                                   ========      ========

Average per capita on site wagering                $    210      $    194
                                                   ========      ========

          OPERATING REVENUE

          The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

          Total operating revenue decreased to $4.873 million in the quarter ended March 31, 1998 as compared to $4.991 million in the same period of 1997. Pari-mutuel commissions decreased by approximately $113,000 or 2.7% to $4.102 million for the three months ended March 31, 1998 from $4.215 million in 1997. Total handle in first quarter of 1998 was approximately $31.6 million as compared to $31.3 million in 1997. Guest-simulcast handle increased by approximately $753,000 or 5.9% from $12.7 million in the first quarter of 1997 to $13.5 million in the corresponding period in 1998. Live-on track handle decreased by approximately $1.7 million or 16.8% in 1998 as compared to 1997, while Live-simulcast handle increased by approximately $1.2 million or 13.7%.

          The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track handle which was offset by increases in Live-simulcast handle and Guest-simulcast handle as well as an increase in the commission rate. Wonderland had ten fewer live racing performances in 1998 as compared to 1997, with an average attendance of approximately 1,008 persons, while average attendance was approximately 1,034 persons in 1997.

          Concessions revenue was essentially unchanged in the first quarter of 1998 as compared to

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

corresponding period in 1997 at approximately $398,000. Other operating revenue consists of program sales, admissions, parking and gift shop sales. These revenues decreased by approximately $7,000 or 2% in 1998 as compared to 1997 to approximately $372,000 from approximately $379,000.

          Pari-mutuel commission for the three months ended March 31, 1998 included approximately $73,640 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund.

          OPERATING EXPENSES

          Operating expenses of approximately $4.319 million for the three months ended March 31 1998 decreased by approximately $143,000 from approximately $4.461 million for the three months ended March 31, 1997.

          The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. These cost savings were partially offset by increased expenses associated with wages, administrative and food costs.

          INTEREST EXPENSE

          Interest expense decreased by approximately $30,000 for the three months ended March 31, 1998, from $132,000 in the three months ended March 31, 1997 to approximately $101,000 in the three months ended March 31, 1998. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources-General).

          EQUITY INCOME (LOSS) IN INVESTMENTS

          The Company owns approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG"). During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG for the three month periods ended March 31, 1998 and 1997 has been accounted for under the equity method. The equity income
(loss) in investments represents the Company's proportionate share of BBRG's net earnings or loss.

          OTHER INCOME, NET

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)


          Other income, net decreased by approximately $194,000 to approximately $99,000 during the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

first quarter of 1998 as compared to approximately $293,000 for the corresponding period in 1997. The decrease is attributable to the realization of asset recovery proceeds in the first quarter of 1997.

          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased approximately $13,000 to $146,000 in the three months ended March 31, 1998, from $133,000 in the comparable period in 1997. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset Depreciation has increased as additions have been made to fixed assets.

          INCOME TAX PROVISION

The Company's provision for income taxes is less than the statutory federal tax rate of 34% during the first quarter of 1998 and 1997 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $26,000 and $10,000 in the first quarter of 1998 and 1997, respectively, represents estimated state taxes and federal alternative minimum tax.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1998, the Company has a working capital deficit of approximately $8.8 million, a stockholders' deficit of approximately $941,000 and is in default on certain debt obligations totalling approximately $4.1 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

          The Company's cash and cash equivalents totaled approximately $704,000 at March 31, 1998, compared with $374,000 at December 31, 1997. The Company generated cash flows from operations of approximately $739,000 during the first quarter of 1998, as compared to $510,000 during the corresponding period in 1997. Non cash items included in the Company's net income in the first quarter of 1998 consist of depreciation and amortization expense of $146,000 and equity in income from investments of approximately $68,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $67,000 of cash in the first quarter of 1998. Net cash used in investing activities in 1998 of $138,934 represents investments and additions to the property, plant and equipment. Financing activities in 1998 include approximately $297,000 of funds used to reduce outstanding balances on long term debt.

          GENERAL

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)

          In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. Subsequent to March 31, 1998 the Company paid $150,000 in full settlement of $100,000 in principal and all accumulated interest and default premiums to an individual bondholder. The remaining Notes continue to be in default and matured in 1997.

          The MSCGAF note matured on January 31, 1998. The lender has made a demand for the entire principal and interest amounts due on the note aggregating approximately $2.4 million. Accordingly, the debt is in default and the related collateral represented by a first mortgage on the Wonderland property is subject to possible foreclosure proceedings. The Company is seeking to refinance this note with another lender and has made monthly installment payments on this note consistent with the terms prior to maturity.

          In May 1994, Foxboro Park, Inc. ("Foxboro") settled certain litigation regarding the Creditor Trust Agreement and entered into a Settlement Agreement of approximately $2.2 million. Foxboro has pledged 100% of the distributions of the Foxboro Park Capital Improvement Trust Funds as payments towards these amounts. All receipts from the Capital Improvements Trust Funds have been distributed as payments. The entire obligation has been included as a current liability at March 31, 1998 and December 31, 1997 under net liabilities of discontinued operations.

          The line of credit with an outstanding balance of $1.5 million at March 31, 1998 matured on February 1, 1998. The lender has made a demand for the entire principal and interest amounts due aggregating approximately $1.5 million. Accordingly, the debt is in default and the related collateral, represented by a second mortgage on the Wonderland property and 401,000 shares of BBRG common stock, is subject to possible foreclosure proceedings. The Company is seeking to refinance this obligation with another lender and has made monthly installment payments on this obligation consistent with the terms prior to maturity.

          Included in the current portion of long term debt is outstanding indebtedness under a margin agreement of approximately $121,000 at March 31, 1998. The indebtedness is collateralized by 88,000 shares of BBRG common stock.

          Short-term borrowing arrangements totaling approximately $212,000 at March 31, 1998, mature in 1998.

          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concession Agreement and the Management Agreement to the Company in, return for a six year term note in the amount of $970,000. On January 5, 1998, the Note was amended to require equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)

          The Company and its subsidiaries have several immediate needs for cash. Financing arrangements consist of current maturities of long -term debt, including obligations in default, totaling $4.23 million and short-term borrowing arrangements of approximately $212,000. There can be no assurance that the Company's efforts to provide additional liquidity or to renew and extend existing financial arrangements will be successful. Management anticipates that unless its efforts are successful, the Company will not have sufficient cash to cover operating expenses and scheduled debt payments during 1998.

          RACING OPERATIONS

          In order to meet the requirements for renewal of the racing license for 1999, the Company's racing subsidiary must demonstrate it is financially stable and capable of disposing its obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in its application for the 1999 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)



                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

          On October 3, 1996, Foxboro Realty Associates, LLC, Foxboro Stadium Associates Limited Partnership, and New England Patriots, L.P. filed a complaint against Foxboro Park, Inc., Foxboro harness, Inc. and The Westwood Group, Inc. (collectively "Foxboro Park") in Norfolk Superior Court in Massachusetts. The complaint sought a declaratory judgment with respect to the right to occupy the Foxboro Raceway, as well as specific performance of an agreement relating to the use of hospitality facilities at the Raceway.

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

          Trial commenced on a jury waived basis on April 16, 1997, the Court entered an order finding, inter alia that Foxboro Park is not entitled to possession of the premises. On June 24, 1997, the Court entered judgment against Foxboro Park in the declaratory judgment and summary process actions. After denying Foxboro Park's motion for a new trial and request for a stay of judgment in those actions, the Court issued an execution pursuant to which Foxboro Park was evicted from the Raceway on July 31, 1997. Foxboro Park has not occupied the Raceway since that date.

          Foxboro Harness, Inc. returned its license to conduct a harness horse racing meeting for calendar year 1997 to the Massachusetts State Racing Commission on August 12, 1997, as the eviction at Foxboro Park prevented it from completing its racing meeting.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)


ITEM 1.   LEGAL PROCEEDINGS (continued)

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

          On January 27, 1998, Foxboro Park appealed to the Appeals Court from all adverse rulings and judgments. On February 2, 1998, Foxboro Realty Associates LLC et al, and Aronson and New Foxboro Corp. appealed to the Appeals Court from all adverse rulings. The appeals now are before the Appeals Court with briefs anticipated to be filed in late 1998. Management believes that an unfavorable outcome from the Foxboro Realty Associates LLC et al appeal is unlikely and does not expect the outcome to materially impact operations or the Company's financial condition.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          On February 25, 1998 the Company received a demand letter from the lender demanding payment of the entire principal balance of approximately $1.5 million plus accrued interest of approximately $12,000 relating to the line of credit.

          March 3, 1998 the Company received a demand letter from the bank, as servicing agent for the MSCGAF Realty Trust, demanding payment of the entire principal balance of approximately $2.3 million plus accrued interest of approximately $69,000 relating to the MSCGAF Trust term loan.

          The Company has made monthly installment payments on these notes consistent with the terms prior to the notice of demand, accordingly the debt is in default and the lender has threatened foreclosure on the related collateral, represented by a first and second mortgage on the Wonderland property and the pledge of 401,000 shares of BBRG common stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)

          (a)  Exhibit
               27. Financial data schedules.

          (b)  Reports on Form 8-K
               None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   (UNAUDITED)

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE WESTWOOD GROUP, INC.

Date       May 19, 1998                       /s/ Richard P. Dalton
                                              ----------------------------------
                                              Richard P. Dalton
                                              President

Date       May 19, 1998                       /s/ Richard G. Egan, Jr.
                                              ----------------------------------
                                              Richard G. Egan, Jr.
                                              Chief Financial Officer,
                                              Treasurer