Form 10-Q
period 1998-06-30
WESTWOOD GROUP INC
filed 1998-08-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended                 June 30, 1998
                              --------------------------------------------------


                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ______________________ to ______________________


Commission File Number:                      0-1590
                       ---------------------------------------------------------


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

Yes   X     No
   ------     ------

As of August 14, 1998 351,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                          June 30,        December 31,
                                                            1998              1997
                                                        -----------       ------------
                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                            $   940,442       $   374,292
   Restricted cash                                          787,640           612,037
   Accounts receivable                                      312,791           629,204
   Prepaid expenses and other current assets                473,693           161,502
                                                        -----------       -----------

     Total current assets                                 2,514,566         1,777,035

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                     348,066           348,066
   Building and building improvements                    18,203,983        17,830,342
   Machinery and equipment                                4,486,287         4,441,026
                                                        -----------       -----------
                                                         23,038,336        22,619,434

   Less accumulated depreciation and amortization        17,144,850        16,913,769
                                                        -----------       -----------

     Net property, plant and equipment                    5,893,486         5,705,665
                                                        -----------       -----------

OTHER ASSETS:
   Goodwill, less accumulated
     amortization of $600,000 and $528,000                  120,000           192,000
   Investments                                            5,540,022         5,324,522
   Notes receivable from officer                            390,055           369,375
   Other assets                                              40,000           212,875
                                                        -----------       -----------

     Total other assets                                   6,090,077         6,098,772
                                                        -----------       -----------

     Total assets                                       $14,498,129       $13,581,472
                                                        ===========       ===========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                              THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                       June 30,          December 31,
                                                                        1998                1997
                                                                     -----------         ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:

   Accounts payable and other accrued liabilities                    $ 3,870,618         $ 3,986,852
   Outstanding pari-mutuel tickets                                     1,156,318           1,089,658
   Net liabilities of discontinued operations                            704,420           1,280,620
   Current maturities of long-term debt                                  282,280             139,022
   Short-term borrowings                                                  92,388             355,539
   Debt obligations in default                                                --           4,234,286
                                                                     -----------         -----------

     Total current liabilities                                         6,106,024          11,085,977
                                                                     -----------         -----------

LONG-TERM DEBT, less current maturities                                5,736,930             996,671

OTHER LONG-TERM LIABILITIES                                            2,774,747           3,049,452
                                                                     -----------         -----------

     Total liabilities                                                14,617,701          15,132,100
                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value; authorized
     3,000,000 shares, 1,944,409 and 1,936,409 shares
     issued and outstanding                                               19,444              19,364
   Class B Common stock, $.01 par value; authorized
     1,000,000 shares;  912,615 shares issued and outstanding              9,126               9,126
   Additional paid-in capital                                         13,379,275          13,355,355
   Accumulated deficit                                                (5,199,516)         (6,538,493)
   Note receivable from related party                                   (363,119)           (345,119)
   Minimum pension liability adjustment                                       --             (86,079)
   Less cost of 1,593,199 common and 600 Class B
    common shares in treasury                                         (7,964,782)         (7,964,782)
                                                                     -----------         -----------

     Total stockholders' deficit                                        (119,572)         (1,550,628)
                                                                     -----------         -----------

     Total liabilities and stockholders' deficit                     $14,498,129         $13,581,472
                                                                     ===========         ===========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                         THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                                                                        For The
                                                                   Three Months Ended
                                                                        June 30,
                                                                1998               1997
                                                            ----------         ----------
OPERATING REVENUE:
   Pari-mutuel commissions                                  $3,981,574         $4,494,521
   Concessions and other                                       913,657          1,021,832
                                                            ----------         ----------
     Total operating revenue                                 4,895,231          5,516,353
                                                            ----------         ----------
OPERATING EXPENSES:
   Wages, taxes and benefits                                 1,782,737          1,696,204
   Purses                                                    1,267,270          1,372,989
   Cost of food and beverage                                   150,347            164,617
   Administrative and general                                1,400,134          1,460,388
   Depreciation and amortization                               156,791            127,223
                                                            ----------         ----------
     Total operating expenses                                4,757,279          4,821,421
                                                            ----------         ----------

     Income from operations                                    137,952            694,932
                                                            ----------         ----------
OTHER INCOME (EXPENSE):
   Interest expense, net                                      (116,671)          (159,860)
   Equity income in investments                                147,900            115,104
                                                            ----------         ----------

 Total other income (expense)                                   31,299            (44,756)
                                                            ----------         ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                   169,181            650,176

PROVISION FOR INCOME TAX                                            --              --
                                                            ----------         ----------
INCOME FROM CONTINUING OPERATIONS                              169,181            650,176

GAIN (LOSS)  FROM OPERATIONS OF DISCONTINUED HARNESS
  RACING SUBSIDIARY                                            576,200           (954,719)
                                                            ----------         ----------

NET INCOME (LOSS)                                           $  745,381         $ (304,543)
                                                            ==========         ==========
BASIC AND DILUTED PER SHARE DATA:
   Income from continuing operations per share              $      .13         $      .52
                                                            ==========         ==========
   Income (loss) from discontinued operations per share     $      .46         $     (.76)
                                                            ==========         ==========

     Net income (loss)  per share                           $      .59         $     (.24)
                                                            ==========         ==========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                  1,263,225          1,255,225
                                                            ==========         ==========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                        (Unaudited)
                                                                        For The
                                                                    Six Months Ended
                                                                        June 30,
                                                               1998               1997
                                                            ----------         -----------
OPERATING REVENUE:
   Pari-mutuel commissions                                  $8,083,657         $ 8,709,463
Concessions and other                                        1,683,129           1,798,354
                                                            ----------         -----------
        Total operating revenue                              9,766,786          10,507,817
                                                            ----------         -----------
OPERATING EXPENSES:
   Wages, taxes and benefits                                 3,405,952           3,311,521
   Purses                                                    2,485,770           2,663,165
   Cost of food and beverage                                   265,117             270,668
   Administrative and general                                2,614,968           2,776,922
   Depreciation and amortization                               303,081             260,446
                                                            ----------         -----------
     Total operating expenses                                9,074,888           9,282,722
                                                            ----------         -----------

     Income from operations                                    691,898           1,225,095
                                                            ----------         -----------
OTHER INCOME (EXPENSE):
   Interest expense, net                                      (218,059)           (291,506)
   Equity income in investments                                215,500              97,660
   Other income, net                                            99,438             293,333
                                                            ----------         -----------

     Total other income                                         96,879              99,487
                                                            ----------         -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                   788,777           1,324,582

PROVISION FOR INCOME TAX                                        26,000              10,000
                                                            ----------         -----------

INCOME FROM CONTINUING OPERATIONS                              762,777           1,314,582

GAIN (LOSS)  FROM OPERATIONS OF DISCONTINUED HARNESS
  RACING SUBSIDIARY                                            576,200          (1,607,046)
                                                            ----------         -----------

NET INCOME (LOSS)                                           $1,338,977         $  (292,464)
                                                            ==========         ===========
BASIC AND DILUTED PER SHARE DATA:
   Income from continuing operations per share              $      .60         $      1.05
                                                            ==========         ===========

   Gain (loss)  from discontinued operations per share      $      .46         $     (1.28)
                                                            ==========         ===========

   Net income (loss) per share                              $     1.06         $      (.23)
                                                            ==========         ===========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                  1,263,225           1,255,225
                                                            ==========         ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                         THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                                                   For The
                                                                              Six Months Ended
                                                                                  June 30,
                                                                          1998               1997
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ 1,338,977        $ (292,464)
                                                                      -----------        ----------
   Adjustments to reconcile net income (loss)  to net
    cash provided by operating activities:
     Depreciation and amortization                                        303,081           609,958
     Equity in income from investments                                   (215,500)          (97,660)
     Deferred revenue                                                          --          (176,666)
     Gain from discontinued operations                                   (576,200)               --
     Changes in operating assets and liabilities:
       Restricted cash                                                   (175,603)          663,085
       Accounts receivables                                               316,413           346,639
       Prepaid expenses and other current assets                         (312,191)          (26,439)
       Other assets                                                       (78,680)           (9,092)
       Accounts payable
        and other accrued liabilities                                     (49,574)         (442,861)
       Other long-term liabilities                                         24,249           (33,909)
                                                                      -----------        ----------

         Total adjustments                                               (764,005)          833,055
                                                                      -----------        ----------

         Net cash provided by operating activities                        574,972           540,591
                                                                      -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                            (418,902)         (113,194)
                                                                      -----------        ----------

         Net cash used in investing activities                           (418,902)         (113,194)
                                                                      -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                         5,006,109             2,811
   Principal payments of debt                                          (4,620,029)         (623,577)
    Issuance of common stock                                               24,000                --
                                                                      -----------        ----------

         Net cash provided by (used in) in financing activities           410,080          (620,766)
                                                                      -----------        ----------

NET INCREASE (DECREASE) AND CASH EQUIVALENTS                              566,150          (193,369)

CASH AND CASH EQUIVALENTS, beginning of period                            374,292         1,033,911
                                                                      -----------        ----------

CASH AND CASH EQUIVALENTS, end of period                              $   940,442        $  840,542
                                                                      ===========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                         $   200,274        $   241,079
     Income taxes                                                     $    26,993        $    13,280


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM RESULTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by The Westwood Group, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated condensed financial statements as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and 1997 include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     DEBT

     Long-term obligations which were in default at December 31, 1997 were classified as current liabilities at December 31, 1997.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

2.   DISCONTINUED OPERATIONS

     The accompanying condensed statements of operations for the three and six month periods ended June 30, 1997 have been restated to present the Foxboro Harness racing business as a discontinued operation. During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from Foxboro Raceway (see Legal Proceedings at
Part II Item 1).

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)


2.   DISCONTINUED OPERATIONS (CONTINUED)

     The loss from operations of the Company's harness racing business for the three and six month periods ended June 30, 1997 is summarized as follows:


                                              3 Months           6 Months
                                              --------           --------
         Operating revenues                 $ 2,962,451       $ 5,530,886
         Operating expenses                  (3,917,170)       (7,137,932)
                                            -----------       -----------
                                            $  (954,719)      $(1,607,046)
                                            ===========       ===========

     In February 1998 the Company executed an Assignment for the Benefit of Creditors ("AFBC") for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. (collectively, the "Foxboro Entities"). The AFBC was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors. Provided that 70% in amount and 50% in number of the Foxboro Entities creditors become Assenting Creditors, the Company shall partially subordinate its claims. The assets of the Foxboro Entities have been distributed to the trustee in connection with the execution of the AFBC.

     Net liabilities of discontinued operations consist of assets distributed to the trustee of approximately $475,000 net of amounts due creditors. During the second quarter of 1998 creditors with amounts due of approximately $820,000 assented to the AFBC. The Company has reduced its Net liability of discontinued operations to reflect these assents and has recorded a gain from discontinued operations of $576,200 for the three and six month periods ended June 30, 1998.

3.   DEBT

     Long-term debt consisted of the following:

                                                                                       June 30,         December  31,
                                                                                         1998                1997
                                                                                      ----------        -------------
         9.5% Term Loan requiring monthly payments of principal and interest of approximately $58,300 until maturity in June 2003, collateralized by a mortgage and security interest in all real estate and personal property located at Wonderland Park and is guaranteed by the Company and Wonderland
           Park.                                                                      $5,000,000             --

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)

3.   DEBT (continued)

                                                                                     June 30,           December 31,
                                                                                       1998                1997
                                                                                    ---------           ------------
           Wonderland Park, and guaranteed by three subsidiaries of the
           Company, including Wonderland Park                                            -               $2,381,286

         Line of credit, interest at 10% requiring monthly payments of interest plus $16,000 principal until maturity at February 1, 1998
           collateralized by a second mortgage and security interest in all real estate and personal property located at Wonderland Park and by approximately 401,000 shares of BBRG common stock held by
           the Company.                                                                  -                1,568,000

         6%BBRG Term Note, payable in equal quarterly payments of principal and interest of approximately $36,000 beginning April 1, 1999,
           collateralized by certain tangible personal property and licenses.          970,000              970,000

         14.25% Subordinated Notes due August, 1997.                                    10,000              285,000

         Margin agreement due on demand collateralized by 88,000 shares of
           BBRG stock held by the Company.                                               -                  117,855

         7.5% Promissory Note, payable in 60 monthly payments of principal
           and interest of $2,003, commencing April, 1995.                              39,210               47,838
                                                                                    ----------           ----------

           Total                                                                     6,019,210            5,369,979
         Less:
           Current maturities                                                          272,280              139,022
           Debt obligations in default                                                  10,000            4,234,286
                                                                                    ----------           ----------

           Long-term debt                                                           $5,736,930           $  996,671
                                                                                    ==========           ==========


     On June 30, 1998 Wonderland Greyhound Park, Inc. completed a refinancing with a bank. The bank provided a $5 million Term Loan ("Term Loan") bearing interest at 9.5 % per annum and requiring monthly principal and interest payments of approximately $58,300 commencing August 1, 1998 until maturity on June 30, 2003. The Term Loan is secured by a mortgage and security interest in all real estate and personal property located at Wonderland Park and is guaranteed by the Company.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)

3.   DEBT (continued)

     The proceeds of the Term Loan were used to retire approximately $4 million of existing debt obligations including the MSCGAF Trust Term Loan, $1.5 million Line of Credit and margin agreement.

     In connection with the refinancing Wonderland established a $500,000.00 cash collateral account to be used to satisfy simulcast-out-ticket obligations (see Legal Proceedings at Part II Item 1). Additionally, the Company pledged a collateral interest in 125,000 shares of Back Bay Restaurant Group, Inc. ("BBRG") stock.

     In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. During the second quarter of 1998, the Company retired in full settlement of principal, accumulated interest and default premiums due in respect to $275,000 of these Notes with payments totalling $425,000. The remaining $10,000 Note continues to be in default.

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

4.   SHORT-TERM BORROWINGS

     The Company had $92,388 and $355,539 outstanding at June 30, 1998 and December 31, 1997, respectively, under a short-term borrowing arrangement. The note bears interest at 12% per annum and requires weekly principal and interest payments of $12,000 with a maturity date of August 7, 1998. The Company retired this obligation in July 1998 in connection with the refinancing discussed in
Note 3 above.

5.   INVESTMENTS

     During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                                   (UNAUDITED)


5.   INVESTMENTS (CONTINUED)

     The following unaudited financial information summarizes the financial position and results of operations of BBRG:


                                            June 28,        December 28,
                                             1998              1997
                                            -------         ------------
 (In thousands) Balance sheet data:
   Current assets                           $ 3,506           $ 4,050
   Noncurrent assets                         39,586            39,022
   Current liabilities                       10,561            11,786
   Noncurrent liabilities                     4,289             4,274
   Net equity                                28,242            27,012

                                                Twenty-six Weeks Ended
                                               June 28,          June 30,
                                                 1998              1997
                                               --------          --------
 (In thousands) Earnings data:
   Net sales                                   $47,712           $46,018
   Income from restaurant operations             6,177             5,587
   Net income (loss)                             1,146               514
    Company's equity in net income (loss)          216                98


                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30 1997.

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 1998 and 1997.


                                                     1998              1997
                                                   --------          --------
Performances                                            106               114
Simulcast days                                           91                90
Pari-mutuel handle (thousands)
     Live-on track                                 $  8,598          $ 10,960
     Live-simulcast                                   8,911             7,323
     Guest-simulcast                                 12,866            13,354
                                                   --------          --------
         Total                                     $ 30,375          $ 31,637
                                                   ========          ========

Total attendance                                    110,819           136,267
                                                   ========          ========

Average per capita on site wagering                $    194          $    178
                                                   ========          ========


     OPERATING REVENUE

     The Company is still experiencing a decline in total attendance caused by a variety of factors. These include a general decline in the pari-mutuel racing industry, a strong competition for the wagered dollar from the Massachusetts State Lottery, and from casino gambling and slot machines in neighboring states.

     Total operating revenue decreased to approximately $4.895 million in the quarter ended June 30, 1998 as compared to approximately $5.516 million in the same period of 1997. Pari-mutuel commissions decreased by approximately $513,000 or 11% to approximately $3.982 million for the three months ended June 30, 1998 from approximately $4.495 million in 1997. Total handle in second quarter of 1998 was approximately $30.4 million as compared to $31.6 million in 1997. Guest-simulcast handle decreased by approximately $488,000 or 4% from approximately $13.4 million in the second quarter of 1997 to approximately $12.7 million in the corresponding period in 1998. Live-on track handle decreased by approximately $2.4 million or 22% in 1998 as compared to 1997, while Live-simulcast handle increased by approximately $1.6 million or 22%.

     The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track and Guest-simulcast handle which was partially offset by an increase in Live-simulcast handle as well as an increase in the commission rate earned on certain wagers. Wonderland had eight fewer live racing performances in the second quarter of 1998 as compared to the corresponding period in 1997, with an average attendance of approximately 1,045 persons and 1,195 persons in 1998 and 1997 respectively.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)

OPERATING REVENUE (continued)

     Concessions and other operating revenue decreased by approximately $108,000 or 11% to approximately $914,000 during the three months ended June 30, 1998 as compared to approximately $1.02 million during the corresponding period in 1997. Other operating revenue consists of program sales, admissions, parking and gift shop sales.

     The Company experienced declines in concession sales, program sales, admissions and lottery commissions that were partially offset by increased parking lot revenues. The revenue declines are attributable to lower attendance during the three months ended June 30, 1998 as compared to the corresponding period in 1997. Parking lot revenues have increased due to a change in pricing.

     Pari-mutuel commission for the three months ended June 30, 1998 included approximately $68,960 deposited into both the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund.

     OPERATING EXPENSES

     Operating expenses of approximately $4.76 million for the three months ended June 30 1998 decreased slightly by approximately $64,000 or less than 1% as compared to the three months ended June 30, 1997.

     The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. These cost savings were partially offset by increased expenses associated with wages.

     INTEREST EXPENSE

     Interest expense decreased by approximately $43,000 for the three months ended June 30, 1998, from approximately $160,000 in the three months ended June 30, 1997 to approximately $117,000 in the three months ended June 30, 1998. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources).

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $30,000 to $157,000 in the three months ended June 30, 1998, from $127,000 in the comparable period in 1997. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset. Depreciation has increased as additions have been made to fixed assets.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the six months ended June 30, 1998 and 1997.


                                        1998           1997
                                      --------       --------
Performances                               209            227
Simulcast days                             181            180

 Pari-mutuel handle (thousands)
    Live-on track                     $ 16,881       $ 20,913
    Live-simulcast                      18,707         15,926
    Guest-simulcast                     26,366         26,101
                                      --------       --------
              Total                   $ 61,954       $ 62,940
                                      ========       ========

    Total Attendance                   213,640        253,311
                                      ========       ========
    Average per capita on site
      wagering                        $    202       $    186
                                      ========       ========


OPERATING REVENUE

     Total operating revenue decreased to approximately $9.8 million in the six months ended June 30, 1998 as compared to approximately $10.5 million in the same period of 1997. Pari-mutuel commissions decreased by approximately $626,000 or 7% to approximately $8.1 million for the six months ended June 30, 1998 from approximately $8.7 million in 1997. Total handle in the first six months of 1998 was approximately $61.95 million as compared to approximately $62.94 million in 1997. Guest-simulcast handle increased by approximately $265,000 or 1% from $26.1 million in 1997 to approximately $26.4 million in the corresponding period in 1998. Live-on track handle decreased by approximately $4 million or 19% in 1998 as compared to 1997, while Live-simulcast handle increased by approximately $2.8 million or 17%

     The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track handle which was partially offset by increased in Live-simulcast handle and Guest-simulcast handle as well as an increase in the commission rate earned on certain wagers. Wonderland had eighteen fewer live racing performances in 1998 as compared to 1997, with an average attendance of approximately 1,022 persons, while average attendance was approximately 1,116 persons in 1997.

     Pari-mutuel commissions for the six months ended June 30, 1998 included approximately $142,600 deposited into both the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)

OPERATING REVENUE (CONTINUED)

     Concessions and other operating revenue decreased by approximately $115,000 or 6% to approximately $1.683 million in the six month period ended June 30, 1998 from approximately $1.798 million in the corresponding period in 1997. Other operating revenue consists of program sales, admissions, parking and gift shop sales.

     The Company experienced declines in concession sales, program sales, admissions and lottery commissions that were partially offset by increased parking lot revenues. The revenue declines are attributable to lower attendance during the six months ended June 30, 1998 as compared to the corresponding period in 1997. Parking lot revenues have increased due to a change in pricing.

OPERATING EXPENSES

     Operating expenses of approximately $9.07 million for the six months ended June 30, 1998 decreased by approximately $208,000 from approximately $9.28 million for the six months ended June 30, 1997.

     The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. These cost savings were partially offset by increased expenses associated with wages.

INTEREST EXPENSE

     Interest expense decreased by approximately $73,000 for the six months ended June 30, 1998, from $292,000 in the six months ended June 30, 1997 to approximately $218,000 in the six months ended June 30, 1998. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources).

OTHER INCOME, NET

     Other income, net decreased by approximately $194,000 to approximately $100,000 during the six months ended June 30, 1998 as compared to approximately $293,000 for the corresponding period in 1997. The decrease is attributable to the realization of asset recovery proceeds in the first quarter of 1997.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $43,000 to approximately $303,000 in the six months ended June 30, 1998 from approximately $260,000 in the comparable period in 1997. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset. Depreciation has increased as additions have been made to fixed assets.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)


EQUITY INCOME (LOSS) IN INVESTMENTS

     The Company owns approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG"). During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG for the three and six month periods ended June 30, 1998 and 1997 has been accounted for under the equity method. The equity income (loss) in investments represents the Company's proportionate share of BBRG's net earnings or loss.

INCOME TAX PROVISION

     The Company's provision for income taxes is less than the statutory federal tax rate of 34% during the first six months of 1998 and 1997 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $26,000 and $10,000 in 1998 and 1997 respectively, represents estimated state taxes and federal alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had a working capital deficit of approximately $9.3 million and a stockholders' deficit of approximately $1.6 million. As a result, the Report of Independent Accountants for the year ended December 31, 1997 contained an explanatory paragraph regarding the Company's ability to continue as a going concern. On June 30, 1998 the Company retired substantially all of its long-term debt obligations which were previously in default (see Note 3). During the six months ended June 30, 1998 the Company reduced shareholders' deficit by approximately $1.4 million and improved its working capital position by approximately $5.7 million. At June 30, 1998, the Company has a working capital deficit of approximately $3.6 million and a stockholders' deficit of approximately $120,000.

     Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland and for debt service requirements. Based upon current operations, the Company believes its cash flow from operations will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for fiscal 1998.

     The Company's cash and cash equivalents totaled approximately $940,000 at June 30, 1998, compared with approximately $374,000 at December 31, 1997. The Company generated cash flows from operations of approximately $575,000 during the first six months of 1998, as compared to $541,000 during the corresponding period in 1997. Non cash items included in the Company's net income in 1998 consist of depreciation and amortization expense of approximately $303,000, equity in income from investments of $215,500 and gain from discontinued operations of $576,200. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $275,000 of cash in the first six months of 1998. Net cash used in investing activities in the first six months of 1998 of $419,000 represents investments and additions to the property, plant and equipment. Financing activities in the first six months of 1998 include the receipt of $5 million of proceeds in connection with a bank refinancing and the use of approximately $4.6 million of funds to reduce outstanding balances on long term debt.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)


GENERAL

     In June 1998 the Company, through its wholly owned subsidiary Wonderland Greyhound Park, Inc., completed a refinancing with a bank which provided a $5 million Term Loan bearing interest at 9.5% per annum and requiring monthly principal and interest payments at approximately $58,300 commencing August 1998 until maturity on June 30, 2003.

RACING OPERATIONS

     In order that the Massachusetts State Racing Commission grant a racing license for 1999, the Company's racing subsidiary must satisfy seven statutory requirements which include that the applicant demonstrate its financial ability to operate. Wonderland has continuously satisfied these statutory requirements each year since 1935. Although management is confident that it will be able to satisfy all statutory requirements in its application for the 1999 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

YEAR 2000 DISCLOSURE

     Certain of the Company's internal computer systems are not Year 2000 compliant (i.e., such systems used only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Company has been taking actions intended to either correct such systems or replace them with Year 2000 compliant systems. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will be a material effect on the Company's results of operations or financial condition.

CAUTIONARY STATEMENT

     The foregoing Form 10Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future revenues and profits, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, risks of the pari-mutual racing industry, a highly competitive environment for the wagering dollar, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the enactment of legislation allowing the Company to offer expanded gaming opportunities. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In 1996 litigation ensured between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., over Foxboro's right to occupy Foxboro Raceway. The parties also made various claims and counterclaims for money damages. Judgments were entered in favor of FRA on the occupancy issues, and in favor of Foxboro for money damages in the amount of $74,843. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. Foxboro has not occupied the Raceway since that date. The parties appealed. The Company expects the appeals to be decided sometime during calendar year 1999.

          On July 8, 1998, Foxboro Route 1 Limited Partnership, ET Al., filed a civil action against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., ET AL., seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997. An answer is due from Defendants on August 17, 1998.

          The Company can not estimate the effect that these matters will have on the financial statements, if any, at this time.

          On June 6, 1995, Wonderland Greyhound Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. ("Plaintiffs") filed a complaint against the Massachusetts State Racing Commission ("MSRC") seeking a declaratory judgment as to the meaning of G.L. c. 128C as it pertains to unclaimed simulcast winnings. The lower Court allowed MSFC's motion for partial summary judgment. Plaintiffs appealed. On July 23, 1998, the Appeals Court affirmed the decision of the lower Court and Plaintiffs filed an Application for Further Appellate Review to the Supreme Judicial Court.

          The Company has previously included all amounts due for unclaimed simulcast winnings in its financial statements.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                  10. Term Loan Agreement between Wonderland Greyhound Park,
                      Inc. and Century Bank and Trust Company Dated as of June 30, 1998.

                  27. Financial data schedule


          (b)  Reports on Form 8-K
               None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE WESTWOOD GROUP, INC.


Date       August 14, 1998                       /s/ Richard P. Dalton
                                                 ---------------------
                                                 Richard P. Dalton
                                                 President

Date       August 14, 1998                       /s/ Richard G. Egan, Jr..
                                                 -------------------------
                                                 Richard G. Egan, Jr.
                                                 Chief Financial Officer,
                                                 Treasurer

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1998

                                   (UNAUDITED)


                                  EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------

10. Term Loan Agreement between Wonderland Greyhound Park, Inc. and Century Bank and Trust Company Dated as of June 30, 1998.

27                    Financial Data Schedule