Form 10-Q
period 1998-09-30
WESTWOOD GROUP INC
filed 1998-11-16
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  __________________ TO ___________________

COMMISSION FILE NUMBER: 0-1590

                                  THE WESTWOOD GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 DELAWARE                                                 04-1983910
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

190 V.F.W. PARKWAY, REVERE, MASSACHUSETTS                   02151
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  781-284-2600

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

AS OF NOVEMBER 12, 1998 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                       September 30,      December 31,
                                                           1998              1997
                                                        -----------       -----------
                                                        (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                            $   317,499       $   374,292
   Restricted cash                                        1,015,339           612,037
   Accounts receivable                                      304,858           629,204
   Prepaid expenses and other current assets                344,077           161,502
                                                        -----------       -----------
     Total current assets                                 1,981,773         1,777,035

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                     348,066           348,066
   Building and building improvements                    18,346,687        17,830,342
   Machinery and equipment                                4,496,720         4,441,026
                                                        -----------       -----------
                                                         23,191,473        22,619,434
   Less accumulated depreciation and amortization        17,276,890        16,913,769
                                                        -----------       -----------
     Net property, plant and equipment                    5,914,583         5,705,665
                                                        -----------       -----------

OTHER ASSETS:
   Goodwill, less accumulated
     amortization of $636,000 and $528,000                   84,000           192,000
   Investments                                            5,641,022         5,324,522
   Notes receivable from officer                            384,375           369,375
   Other assets                                             176,063           212,875
                                                        -----------       -----------
     Total other assets                                   6,285,460         6,098,772
                                                        -----------       -----------

     Total assets                                       $14,181,816       $13,581,472
                                                        ===========       ===========





  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    September 30,       December 31,
                                                                        1998                1997
                                                                    ------------        ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and other accrued liabilities                   $  3,300,102        $  3,986,852
   Outstanding pari-mutuel tickets                                     1,162,705           1,089,658
   Net liabilities of discontinued operations                            704,420           1,280,620
   Current maturities of long-term debt                                  342,645             139,022
   Short-term borrowings                                                    --               355,539
   Debt obligations in default                                              --             4,234,286
                                                                    ------------        ------------
     Total current liabilities                                         5,509,872          11,085,977
                                                                    ------------        ------------

LONG-TERM DEBT, less current maturities                                5,631,849             996,671
OTHER LONG-TERM LIABILITIES                                            2,747,865           3,049,452
                                                                    ------------        ------------
     Total liabilities                                                13,889,586          15,132,100
                                                                    ------------        ------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS'  EQUITY (DEFICIT):
   Common stock, $.01 par value; authorized
     3,000,000 shares, 1,944,409 and 1,936,409 shares
     issued and outstanding                                               19,444              19,364
   Class B Common stock, $.01 par value; authorized
     1,000,000 shares;  912,615 shares issued and outstanding              9,126               9,126
   Additional paid-in capital                                         13,379,275          13,355,355
   Accumulated deficit                                                (4,775,715)         (6,538,493)
   Note receivable from related party                                   (375,118)           (345,119)
   Minimum pension liability adjustment                                     --               (86,079)
   Less cost of 1,593,199 common and 600 Class B
    common shares in treasury                                         (7,964,782)         (7,964,782)
                                                                    ------------        ------------

     Total stockholders' equity (deficit)                                292,230          (1,550,628)
                                                                    ------------        ------------

     Total liabilities and stockholders' equity (deficit)           $ 14,181,816        $ 13,581,472
                                                                    ============        ============



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      For The
                                                                 Three Months Ended
                                                                    September 30,
                                                               1998               1997
                                                            -----------        -----------
OPERATING REVENUE:
   Pari-mutuel commissions                                  $ 3,899,013        $ 4,601,892
   Concessions and other                                      1,050,357          1,035,070
                                                            -----------        -----------
     Total operating revenue                                  4,949,370          5,636,962
                                                            -----------        -----------

OPERATING EXPENSES:
   Wages, taxes and benefits                                  1,886,374          1,704,080
   Purses                                                     1,038,146          1,461,567
   Administrative and general                                 1,327,735          1,351,157
   Cost of food and beverage                                    142,693            154,584
   Depreciation and amortization                                166,625            127,948
                                                            -----------        -----------
     Total operating expenses                                 4,561,573          4,799,336
                                                            -----------        -----------

     Income from operations                                     387,797            837,626
                                                            -----------        -----------

OTHER INCOME (EXPENSE):
   Interest expense, net                                        (68,358)          (135,542)
   Equity income in investments                                 101,000             80,340
   Other income, net                                              3,362             44,167
                                                            -----------        -----------

 Total other income (expense)                                    36,004            (11,035)
                                                            -----------        -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                    423,801            826,591

PROVISION FOR INCOME TAX                                           --                 --
                                                            -----------        -----------

INCOME FROM CONTINUING OPERATIONS                               423,801            826,591

GAIN FROM  DISCONTINUED HARNESS
  RACING SUBSIDIARY, NET                                           --            1,775,935
                                                            -----------        -----------

NET INCOME                                                  $   423,801        $ 2,602,526
                                                            ===========        ===========

BASIC AND DILUTED PER SHARE DATA:
   Income from continuing operations per share              $       .34        $       .66
                                                            ===========        ===========
   Gain  from discontinued operations, net  per share       $       .00        $      1.41
                                                            ===========        ===========


     Net income  per share                                  $       .34        $      2.07
                                                            ===========        ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                   1,263,225          1,255,225
                                                            ===========        ===========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                       For The
                                                                  Nine Months Ended
                                                                     September 30,
                                                               1998                1997
                                                           ------------        ------------
OPERATING REVENUE:
   Pari-mutuel commissions                                 $ 12,093,119        $ 13,311,354
   Concessions and other                                      2,733,486           3,038,424
                                                           ------------        ------------
        Total operating revenue                              14,826,605          16,349,778
                                                           ------------        ------------

OPERATING EXPENSES:
   Wages, taxes and benefits                                  5,292,326           5,015,601
   Purses                                                     3,634,365           4,124,731
   Administrative and general                                 3,942,703           4,128,079
   Cost of food and beverage                                    407,810             425,252
   Depreciation and amortization                                469,706             388,394
                                                           ------------        ------------
     Total operating expenses                                13,746,910          14,082,057
                                                           ------------        ------------

     Income from operations                                   1,079,695           2,267,721
                                                           ------------        ------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                       (286,417)           (427,048)
   Equity income in investments                                 316,500             178,000
   Other income, net                                            102,800             132,500
                                                           ------------        ------------

     Total other income (expense)                               132,883            (116,548)
                                                           ------------        ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                  1,212,578           2,151,173

PROVISION FOR INCOME TAX                                         26,000              10,000
                                                           ------------        ------------

INCOME FROM CONTINUING OPERATIONS                             1,186,578           2,141,173

GAIN FROM  DISCONTINUED HARNESS
  RACING SUBSIDIARY,  NET                                       576,200             168,889
                                                           ------------        ------------

NET INCOME                                                 $  1,762,778        $  2,310,062
                                                           ============        ============

BASIC AND DILUTED PER SHARE DATA:
   Income from continuing operations per share             $        .94        $       1.71
                                                           ============        ============

   Gain from discontinued operations, net  per share       $        .46        $        .13
                                                           ============        ============

     Net income per share                                  $       1.40        $       1.84
                                                           ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                   1,263,225           1,255,225
                                                           ============        ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               For The
                                                                          Nine Months Ended
                                                                             September 30,
                                                                       1998               1997
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 1,762,778        $ 2,310,062
                                                                    -----------        -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                      469,706            388,394
     Equity in income from investments                                 (316,500)          (178,000)
     Other income                                                          --             (132,500)
     Gain from discontinued operations, net                            (576,200)        (2,580,676)
     Changes in operating assets and liabilities:
       Restricted cash                                                 (403,302)           738,075
       Accounts receivables                                             324,346            464,235
       Prepaid expenses and other current assets                       (182,575)           136,796
       Other assets                                                      79,307            (13,638)
       Accounts payable
        and other accrued liabilities                                  (686,750)        (2,016,518)
       Outstanding pari-mutuel tickets                                   73,047           (134,490)
       Other long-term liabilities                                     (301,587)         1,529,990
                                                                    -----------        -----------
         Total adjustments                                           (1,520,508)        (1,798,332)
                                                                    -----------        -----------
         Net cash provided by operating activities                      242,270            511,730
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                          (572,039)          (272,435)
                                                                    -----------        -----------

         Net cash used in investing activities                         (572,039)          (272,435)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                       5,006,109              2,811
   Principal payments of debt                                        (4,757,133)          (957,826)
   Issuance of common stock                                              24,000               --
                                                                    -----------        -----------

       Net cash provided by (used in) in financing activities           272,976           (955,015)
                                                                    -----------        -----------

NET DECREASE IN CASH EQUIVALENTS                                        (56,793)          (715,720)

CASH AND CASH EQUIVALENTS, beginning of period                          374,292          1,033,911
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                            $   317,499        $   318,191
                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                       $   305,947        $   366,630
     Income taxes                                                   $    56,113        $    19,462

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

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

         Principles of Consolidation

         The accompanying consolidated condensed financial statements as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997 include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                               SEPTEMBER 30, 1998

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

2.       Discontinued Operations

         The accompanying condensed statements of operations for the three and nine month periods ended September 30, 1997 have been restated to present the Foxboro Harness racing business as a discontinued operation. During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from Foxboro Raceway (see Legal Proceedings at
Part II Item 1).

             The gain from discontinued harness racing subsidiary, net for the three and nine month periods ended September 30, 1997 is summarized as follows:

                                                      3 Months           9 Months
                                                     -----------        -----------
         Operating revenues                          $ 1,033,530        $ 6,564,416
         Operating expenses                           (1,838,271)        (8,976,203)
                                                     -----------        -----------
         Loss from operations of discontinued
              harness racing subsidiary                 (804,741)        (2,411,787)
         Gain from discontinuance of harness
            racing subsidiary                          2,580,676          2,580,676
                                                     -----------        -----------
         Gain from discontinued harness racing
            subsidiary, net                          $ 1,775,935        $   168,889
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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

2.       Discontinued operations (continued)

Net liabilities of discontinued operations consist of assets distributed to the trustee of approximately $475,000 net of amounts due creditors. During the nine months ended September 30, 1998 creditors with amounts due of approximately $820,000 assented to the AFBC. The Company has reduced its Net liability of discontinued operations to reflect these assents and has recorded a gain from discontinued operations of $576,200 for the nine month period ended September 30, 1998.

3.          Debt

         Long-term debt consisted of the following:

                                                                                        September 30,      December  31,
                                                                                            1998               1997
                                                                                        -------------       ----------

              9.5% Term Loan requiring monthly payments of principal and interest of approximately $58,300 until maturity in June 2003, collateralized by a mortgage and security interest in all real estate and personal
                property located at Wonderland Park and is guaranteed by the Company     $   4,962,381             --

               8-3/4% MSCGAF Trust term loan requiring monthly payments of principal and interest of $42,298 until maturity in January 1998,
                collateralized by a mortgage and security interest in all real estate and personal property located at Wonderland Park, by all of the stock of Wonderland Park, and guaranteed by three subsidiaries of the
                Company, including Wonderland Park                                               --         $2,381,286

              Line of credit, interest at 10% requiring monthly payments of interest plus $16,000 principal until maturity at February 1, 1998
                collateralized by a second mortgage and security interest in all real estate and personal property located at Wonderland Park and by
                approximately 401,000 shares of BBRG common stock held by the Company.           --          1,568,000

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)


3.        Debt (continued)

                                                                                     September 30,    December 31,
                                                                                         1998             1997
                                                                                      ----------      ------------
         6%BBRG Term Note, payable in equal quarterly payments of principal and interest of approximately $36,000 beginning April 1, 1999, collateralized by certain tangible personal
           property and licenses.                                                        970,000          970,000

         14.25% Subordinated Notes due August, 1997.                                      10,000          285,000

         Margin agreement due on demand collateralized by
           88,000 shares of BBRG stock held by the Company.                                 --            117,855

         7.5% Promissory Note, payable in 60 monthly payments of principal and
           interest of $2,003, commencing April, 1995.                                    32,113           47,838
                                                                                      ----------       ----------
           Total                                                                       5,974,494        5,369,979
         Less:
           Current maturities                                                            332,645          139,022
           Debt  obligations in default                                                   10,000        4,234,286
                                                                                      ----------       ----------

           Long-term debt                                                             $5,631,849       $  996,671
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

         In connection with the refinancing Wonderland established a $500,000.00 cash collateral account to be used to satisfy simulcast out-ticket obligations. During November, 1998, this account was liquidated to extinguish simulcast out-ticket obligations due.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

3.       Debt (continued)

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

4.       Short-term borrowings

         The Company had $355,539 outstanding at December 31, 1997, under a short-term borrowing arrangement. The note required weekly principal and interest payments of $12,000 with interest accruing at 12% per annum and a maturity date of August 7, 1998. The Company retired this obligation in July 1998 in connection with the refinancing discussed in Note 3 above.

5.       Investments

         During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method.

         The following unaudited financial information summarizes the financial position and results of operations of BBRG:

                                                      September 27,  December 28,
                                                          1998          1997
                                                         -------       -------
               (In thousands)
               Balance sheet data:
                 Current assets                          $ 2,566       $ 4,050
                 Noncurrent assets                        41,106        39,022
                 Current liabilities                      10,579        11,786
                 Noncurrent liabilities                    4,280         4,274
                 Net equity                              $28,813       $27,012

                                                         Thirty-nine Weeks Ended
                                                       September 27,  September 28,
                                                           1998           1997
                                                          -------       -------
               (In thousands)
               Earnings data:
                 Net sales                                $72,305       $69,877
                 Income from restaurant operations          9,254         8,337
                 Net income                                 1,693           890
                 Company's equity in net income           $   317       $   178

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997.

              The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 1998 and 1997.


                                                     1998           1997
                                                   --------       --------
         Performances                                   105            119
         Simulcast days                                  92             92
         Pari-mutuel handle (thousands)
              Live-on track                        $  8,186       $ 11,146
              Live-simulcast                         10,561          9,321
              Guest-simulcast                        12,352         13,453
                                                   --------       --------
                  Total                            $ 31,099       $ 33,920
                                                   ========       ========

         Total attendance                           108,415        134,310
                                                   ========       ========

         Average per capita on site wagering       $    189       $    183
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

              Total operating revenue decreased to approximately $4.9 million in the quarter ended September 30, 1998 as compared to approximately $5.6 million in the same period of 1997. Pari-mutuel commissions decreased by approximately $703,000 or 15% to approximately $3.9 million for the three months ended September 30, 1998 from approximately $4.6 million in 1997. Total handle in third quarter of 1998 was approximately $31.1 million as compared to $33.9 million in 1997. Guest-simulcast handle decreased by approximately $1.1 million or 8% from approximately $13.5 million in the third quarter of 1997 to approximately $12.4 million in the corresponding period in 1998. Live-on track handle decreased by approximately $2.96 million or 27% in 1998 as compared to 1997, while Live-simulcast handle increased by approximately $1.2 million or 13%.

              The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track and Guest-simulcast handle which was partially offset by an increase in Live-simulcast handle as well as an increase in the commission rate earned on certain wagers. Wonderland had fourteen fewer live racing performances in the third quarter of 1998 as compared to the corresponding period in 1997, with an average attendance of approximately 1,033 persons and 1,129 persons in 1998 and 1997, respectively.

              Pari-mutuel commission for the three months ended September 30, 1998 included approximately $71,400 deposited into both the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)


              Operating revenue (continued)

              Concessions and other operating revenue increased by approximately $15,000 or 1% to approximately $1.05 million during the three months ended September 30, 1998 as compared to approximately $1.04 million during the corresponding period in 1997. Other operating revenue consists of program sales, admissions, parking and gift shop sales.

              The Company experienced declines in concession sales, program sales, admissions and lottery commissions that were offset by increased parking lot revenues. The revenue declines are attributable to lower attendance during the three months ended September 30, 1998 as compared to the corresponding period in 1997. Parking lot revenues have increased due to a change in pricing.

              Operating expenses

              Operating expenses, excluding depreciation and amortization, of approximately $4.4 million for the three months ended September 30 1998 decreased by approximately $276,000 or 6% as compared to the three months ended September 30, 1997.

              The Company incurred lower purse expense due to the decrease in on-track handle. The Company also realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs which were partially offset by increased administrative costs. These cost savings were partially offset by increased expenses associated with wages.

              Depreciation and amortization

              Depreciation and amortization increased approximately $39,000 to $167,000 in the three months ended September 30, 1998, from $128,000 in the comparable period in 1997. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset. Depreciation has increased as additions have been made to fixed assets.

              Interest expense, net

              Interest expense, net decreased by approximately $67,000 for the three months ended September 30, 1998, from approximately $136,000 in the three months ended September 30, 1997 to approximately $68,000. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources).

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)


Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

   The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the nine months ended September 30, 1998 and 1997.

                                                       1998           1997
                                                     --------       --------
         Performances                                     314            346
         Simulcast days                                   273            272

          Pari-mutuel handle (thousands)
            Live-on track                            $ 25,067       $ 32,059
            Live-simulcast                             29,268         25,246
            Guest-simulcast                            38,718         39,553
                                                     --------       --------
                      Total                          $ 93,053       $ 96,858
                                                     ========       ========

           Total attendance                           322,055        387,621
                                                     ========       ========
           Average per capita on site wagering       $    198       $    185
                                                     ========       ========



Operating revenue

              Total operating revenue decreased to approximately $14.8 million in the nine months ended September 30, 1998 as compared to approximately $16.3 million in the same period of 1997. Pari-mutuel commissions decreased by approximately $1.2 or 9% to approximately $12.1 million for the nine months ended September 30, 1998 from approximately $13.3 million in 1997. Total handle in the first nine months of 1998 was approximately $93.1 million as compared to approximately $98.9 million in 1997. Guest-simulcast handle decreased by approximately $835,000 or 2% from $39.6 million in 1997 to approximately $38.7 million in the corresponding period in 1998. Live-on track handle decreased by approximately $7.0 million or 22% in 1998 as compared to 1997, while Live-simulcast handle increased by approximately $4.0 million or 16%

              The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track and Guest Simulcast handles which were partially offset by increased in Live-simulcast handle as well as an increase in the commission rate earned on certain wagers. Wonderland had thirty two fewer live racing performances in 1998 as compared to 1997, with an average attendance of approximately 1,026 persons, while average attendance was approximately 1,120 persons in 1997.

              Pari-mutuel commissions for the nine months ended September 30, 1998 included approximately $214,000 deposited into both the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund.

              Concessions and other operating revenue decreased by approximately $305,000 or 10% to approximately $2.7 million in the nine month period ended September 30, 1998 from approximately $3.0 million in the corresponding period in 1997. Other operating revenue consists of program sales, admissions, parking and gift shop sales.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

Operating revenue (continued)

 The Company experienced declines in concession sales, program sales, admissions and lottery commissions that were partially offset by increased parking lot revenues. The revenue declines are attributable to lower attendance during the nine months ended September 30, 1998 as compared to the corresponding period in 1997. Parking lot revenues have increased due to a change in pricing.

Operating expenses

              Operating expenses, excluding depreciation and amortization, of approximately $13.3 million for the nine months ended September 30, 1998 decreased by approximately $416,000 from approximately $13.7 million for the nine months ended September 30, 1997.

              The Company incurred lower purse expense due to the decrease in on-track handle. The Company also realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. These cost savings were partially offset by increased expenses associated with wages.

Depreciation and amortization

              Depreciation and amortization increased approximately $81,000 to approximately $470,000 in the nine months ended September 30, 1998 from approximately $388,000 in the comparable period in 1997. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset. Depreciation has increased as additions have been made to fixed assets.

Interest expense, net

              Interest expense, net decreased by approximately $141,000 for the nine months ended September 30, 1998, from $427,000 in the nine months ended September 30, 1997 to approximately $286,000 in the nine months ended September 30, 1998. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources).

Other income - net

              Other income, net decreased by approximately $30,000 to approximately $103,000 during the nine months ended September 30, 1998 as compared to approximately $133,000 for the corresponding period in 1997. The decrease is attributable to the realization of asset recovery proceeds in the first quarter of 1997.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)



Equity income (loss) in investments

              The Company owns approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG"). During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG for the three and nine month periods ended September 30, 1998 and 1997 has been accounted for under the equity method. The equity income in investments represents the Company's proportionate share of BBRG's net earnings.

Income tax provision

              The Company's provision for income taxes is less than the statutory federal tax rate of 34% during the first nine months of 1998 and 1997 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $26,000 and $10,000 in 1998 and 1997 respectively, represents estimated state taxes and federal alternative minimum tax.

Liquidity and Capital Resources

              At December 31, 1997 the Company had a working capital deficit of approximately $9.3 million and a stockholders' deficit of approximately $1.6 million. As a result, the Report of Independent Accountants for the year ended December 31, 1997 contained an explanatory paragraph regarding the Company's ability to continue as a going concern. In 1998 the Company has retired substantially all of its long-term debt obligations which were previously in default (see Note 3). During the nine months ended September 30, 1998 the Company eliminated shareholders' deficit and improved its working capital position by approximately $5.8 million. At September 30, 1998, the Company has a working capital deficit of approximately $3.5 million and a stockholders' equity of approximately $292,000.

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

              The Company's cash and cash equivalents totaled approximately $318,000 at September 30, 1998, compared with approximately $374,000 at December 31, 1997. The Company generated cash flows from operations of approximately $242,000 during the first nine months of 1998, as compared to $512,000 during the corresponding period in 1997. Non cash items included in the Company's net income in 1998 consist of depreciation and amortization expense of approximately $470,000, equity in income from investments of $317,000 and gain from discontinued operations of $576,000. Changes in working capital and other accounts including restricted cash, accounts payable and other accrued liabilities used approximately $1.1 million of cash in the first nine months of 1998. Net cash used in investing activities in the first nine months of 1998 of $572,000 represents investments and additions to the property, plant and equipment. Financing activities in the first nine months of 1998 include the receipt of $5 million of proceeds in connection with a bank refinancing and the use of approximately $4.8 million of funds to reduce outstanding balances on debt.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

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

Racing operations

              In order that the Massachusetts State Racing Commission grant a racing license for 1999, the Company's racing subsidiary must satisfy seven statutory requirements, which include that the applicant demonstrate its financial ability to operate. Wonderland has continuously satisfied these statutory requirements each year since 1935. Although management is confident that it will be able to satisfy all statutory requirements in its application for the 1999 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

Year 2000 Disclosure

              The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 issue." It is the belief of the Company that the Company has a prudent plan in place to address these issues. The Components of our plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors and simulcast wagering sites to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of our equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan.

              State of readiness

              The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion. Overall, the Company estimates the organization to be approximately 50% complete in regard to the identification and remediation of Year 2000 issues.

              Internal systems

              The process the Company is following to achieve Year 2000 compliance for internal systems is as follows: The Company expects to have all of its financial accounting software and hardware components to be year 2000 compliant by the end of 1998. The Company has point of sales cash register systems throughout the facility. At this time the Company believes its cash register system will not be affected by the Year 2000 issue.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

              Suppliers

              The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. The Company has been assured by its major suppliers that there will be no interruption of the delivery of goods and services.

              Equipment

              The Company is in the process of completing an inventory of currently used equipment at the Company. The Company will determine the Year 2000 readiness through a system upgrade review currently in process and expected to be complete by December 31, 1998. At this time the Company is not aware of any equipment which is affected by the Year 2000 issue that will not be repaired or replaced prior to operating problems. The Company, like most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that its action plan provides a prudent approach towards evaluating equipment, however, some equipment may prove not feasible or impossible to test.

              Facility related issues

              The Company is in the process of completing an inventory and evaluating facilities related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness through communication with the equipment manufactures, and service providers, and testing where appropriate. At this time the Company is not aware of any facilities related equipment which is affected by the Year 2000 issue that will not be repaired or replaced prior to operating problems. The Company, like most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that our action plan provides a prudent approach towards evaluating production equipment, however, some equipment may provide not feasible or impossible to test.

              Costs

              The Company is evaluating the total cost of Year 2000 compliance. At this time the Company estimates the total cost of Year 2000 related activities to be less than $100,000.

              Contingency  plan

              At this time the Company is not aware of any internal systems or external vendors issues related to the Year 2000 which would prevent, or seriously impact the Company from continuing operations before, during, or after the turn of the century.

              Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000 our assessment is still in progress. The Company may never be able to know with certainty whether certain key vendors, simulcast sites, or other race tracks, are compliant, especially those outside the United States. There are also technical vagaries to logic imbedded within microchips which may prove not feasible or impossible to test.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

              Contingency  plan (continued)

              The Company continues to evaluate the risks associated with potential Year 2000 related failures. As the Company better understands the risks within our unique set of business partners, production processes, and internal systems, the Company will develop a formal contingency plan to alleviate the impact of high potential or serious failures. The Company anticipates having this contingency plan outlined by the end of the second quarter of 1999.

              Risks

              The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party supplies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"CAUTIONARY STATEMENT."

Cautionary  statement

              The foregoing Form 10Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future revenues and profits, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, risks of the pari-mutuel racing industry, a highly competitive environment for the wagering dollar, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the enactment of legislation allowing the Company to offer expanded gaming opportunities. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

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

                  27.00 Financial data schedule

              (b) Reports on Form 8-K

                  None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE WESTWOOD GROUP, INC.

Date       November 13, 1998                    /s/ Richard P. Dalton
                                                --------------------------------
                                                Richard P. Dalton
                                                President

Date       November 13, 1998                    /s/ Richard G. Egan, Jr..
                                                --------------------------------
                                                Richard G. Egan, Jr.
                                                Chief Financial Officer,
                                                Treasurer

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   (Unaudited)



                                  Exhibit Index

Exhibit No.                    Description


27.00             Financial Data Schedule