Form 10-K
period 1998-12-31
WESTWOOD GROUP INC
filed 1999-04-15
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission file Number 0-1590
December 31, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock, as of April 15, 1999, was as follows:

         Common Stock, $.01 par value:  351,210
         Class B Common stock, $.01 par value: 912,015

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I

ITEM I.         BUSINESS

          (A)  GENERAL

                  The Westwood Group, Inc. (the "Company" or "Westwood", which term as used herein includes its wholly-owned subsidiaries) was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. The Company operates Wonderland Greyhound Park, Inc. ("Wonderland"), a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated a pari-mutuel harness racing facility located in Foxboro, Massachusetts through July, 1997 (see
          Item 3).

          (B)  BUSINESS SEGMENTS

                  In 1998, the Company's business was principally conducted in the pari-mutuel greyhound racing industry, while in 1997 the Company was in the pari-mutuel greyhound racing industry for the entire year and harness racing industry through July. The Company was in both industries during 1996.

          (C)  DESCRIPTION OF BUSINESS

                  The Company's wholly-owned subsidiary, Wonderland, owns and operates a greyhound racetrack, located in the City of Revere, Massachusetts. Revere adjoins the City of Boston. Wonderland Park is approximately five miles north of downtown Boston and is served directly by major transportation routes and the Massachusetts Bay Transportation Authority rail line. The racetrack is approximately two miles from Boston's Logan International Airport.

                  The racetrack facilities include a one-quarter mile oval sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack to serve Wonderland's patrons. The racetrack facility can accommodate 10,000 patrons. The average attendance per day in 1998 was approximately 1,021 persons. The total attendance for the year was approximately 407,000 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

                  Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland operates a year-round racing schedule of up to 520 live matinee and evening performances. In addition to conducting live racing during 1998, Wonderland provided its patrons with simulcast wagering from over 26 various greyhound and thoroughbred tracks throughout the country and was one of the first sites, and the only greyhound race track in North America, to introduce international simulcasting from the Hong Kong Jockey Club. In addition, Wonderland has broadcast its simulcast signal to over 60 locations throughout the country. The Company is continuing to research new markets to broadcast its signal and new ways to provide quality racing entertainment to its on-track patron.

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

                  The pari-mutuel commission is regulated by the local and state regulatory commission in the jurisdiction of the individual race track. In addition, the net pari-mutuel commission varies based upon the type of wager. Also, the Company generates commission revenue from other tracks for all amounts wagered on its product at their facility. These commissions vary based upon contractual arrangements.

                  During 1995, the Commonwealth of Massachusetts enacted new legislation allowing Wonderland to increase the amount withheld from the bettors up to a maximum of 26% of each $1.00 wagered on certain live wagers beginning in 1996. As such, the average net pari-mutuel commission at Wonderland was approximately 21.8%, 22.8% and 22.5% of each $1.00 wagered on track during 1998, 1997 and 1996, respectively. Out of this amount approximately 6% is distributed to kennel operators as purses paid, 5% is paid to the Commonwealth of Massachusetts in the form of pari-mutuel tax and .5% is deposited into both the Capital Improvements Trust Fund and Promotional Trust Fund.

                  The Commonwealth of Massachusetts State Racing Commission, as individuals, are the trustees and Wonderland is the beneficiary of the Greyhound Capital Improvements and Promotional Trust Funds which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

                  During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc. (including wholly owned subsidiaries), was evicted from the Foxboro Raceway (see Litigation at Note 5 of Notes to Consolidated Financial Statements). As such, its operating results are reflected as discontinued operations.

                  In February 1998 the Company executed an Assignment for the Benefit of Creditors ("AFBC") for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. (collectively, the "Foxboro Entities"). The AFBC was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors. Provided that 70% in amount and 50% in number of the Foxboro Entities creditors become Assenting Creditors, the Company will subordinate its claims except for those claims relating to certain contingent litigation matters. Creditors must file a written assent with the Assignee in order to become an Assenting Creditor. Assenting Creditors agree that the submission of an assent to this AFBC will operate as a release of any claims which could be asserted by an Assenting Creditor seeking to avoid the corporate separateness of the Company or any affiliate of the Company and the Foxboro Entities.

                  Additionally Assenting Creditors agree not to institute or continue a suit against the Foxboro Entities or any other proceeding at law or in equity or otherwise on account of any debt due and owing to the Assenting Creditor from the Foxboro Entities, nor will the Assenting Creditor transfer its claim without the written approval of the Assignee. Each Assenting Creditor accepts in lieu of its claim against the Foxboro Entities the rights acquired in the AFBC.

          (D)  COMPETITION AND MARKETING

                  The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered.

                  The Company continues to be negatively impacted by a strong Massachusetts Lottery, two Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island, greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons. Wonderland is at a competitive disadvantage when compared with other New England greyhound racetracks in that it can offer only a very limited amount of simulcasting from thoroughbred racetracks. Additionally, this past year a casino boat began operation approximately twenty miles north of Wonderland in the City of Gloucester. The boat takes its patrons into international waters where state prohibitions on casino forms of wagering do not apply.

                  Management believes that the long-term strategy to best maximize shareholder value is to position Westwood for growth, not in the narrow confines of the greyhound pari-mutuel industry, but rather, in the gaming and entertainment industry. To that end, management has worked diligently attempting to convince the Governor and the Legislature of the Commonwealth of Massachusetts of the need to allow the State's commercial racetracks to offer their patrons expanded gaming opportunities. No assurance can be given that such legislation will be enacted or enacted on favorable terms.

          (E)  GOVERNMENT REGULATION

                  Wonderland operates under an annual license granted after application to, and public hearings by, the Massachusetts State Racing Commission (the "Racing Commission"). Wonderland received its first license in 1935 and has had its license renewed annually since that date. The Racing Commission has certain regulatory powers with respect to the dates and the number of performances granted to its licensees and various other aspects of racetrack operations. In addition, the Racing Commission licenses certain key officials employed by Wonderland.

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

          (F)  EMPLOYEES


                  At December 31, 1998, the Company employed approximately 350 persons.

ITEM 2.  DESCRIPTION OF PROPERTY


          The Company's Wonderland Park racing facility is mortgaged to secure the indebtedness owed under a term loan to the Century Bank and Trust Company. (See Item 1(C), "Description of Business", Item 7, Liquidity and Capital Resources and Note 2 of Notes to Consolidated Financial Statements).

          The executive offices are owned by the Company and are located at Wonderland Greyhound Park in Revere, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

          In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., in Norfolk Superior Court in Massachusetts, over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998. The Company expects the appeals to be decided sometime during calendar year 1999.

          On July 8, 1998, Foxboro Route 1 Limited Partnership, ET AL., filed a civil action in Suffolk Superior Court in Massachusetts against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., ET AL., seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997.

               The ultimate outcome of such pending litigation cannot be determined at this time, however it is the opinion of the Company's management, any liability under such pending litigation would not materially affect its financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on November 19, 1998. At this Meeting, Paul J. DiMare and Charles F. Sarkis were elected by the holders of Common Stock to serve for a term of three (3) years on the Board. The following votes were cast in connection therewith:

                                                 For             Withheld
                                               -------           --------

                     Charles F. Sarkis         193,361             3,435
                     Paul J. DiMare            193,566             3,230

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          (a)  MARKET PRICE

                  There is no established trading market for the Company's Common Stock or the Company's Class B Common Stock.

          (b) APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK AND CLASS B COMMON STOCK

                                                                     NUMBER
                                                                   OF RECORD
                                                                 HOLDERS AS OF
          TITLE OR CLASS                                         APRIL 15, 1999
          --------------                                         --------------

          Common Stock -- par value $.01                              463
          Class B Common Stock -- par value $.01                       11

          (c)  DIVIDEND HISTORY

                  No dividends have been declared by the Company on its Common Stock during 1998, 1997 or 1996. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either class of Common Stock in the immediate future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

          The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information as of and for the fiscal year ended December 31, 1998, 1997 and 1996 is derived from the Consolidated Financial Statements, as audited by BDO Seidman, LLP, independent accountants. The Selected Consolidated Financial Information as of and for the fiscal years ended December 31, 1995 and 1994 is derived from the Consolidated Financial Statements, as audited by Coopers & Lybrand L.L.P., independent accountants as adjusted for the discontinued Foxboro business during 1997. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's prior years' Form 10-K and included herein.

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                             1998          1997          1996          1995          1994
                                                          ----------    ----------    ----------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
  CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Operating revenue                                       $   18,971    $   21,046    $   20,582    $   22,079    $   21,069
                                                          ----------    ----------    ----------    ----------    ----------
  Expenses:
     Operating expenses                                       17,506        18,509        18,161        21,147        21,071
     Depreciation and amortization                               700           529           828           883           942
                                                          ----------    ----------    ----------    ----------    ----------
       Total expenses                                         18,206        19,038        18,989        22,030        22,013
                                                          ----------    ----------    ----------    ----------    ----------

  Income (loss) from operations                                  765         2,008         1,593            49          (944)

  Interest expense, net                                         (398)         (387)         (755)         (709)       (2,248)
  Other income (expense), net (2)                                525         1,169         1,867          (159)        6,643
                                                          ----------    ----------    ----------    ----------    ----------
  Income (loss) before income taxes
    and extraordinary item                                       892         2,790         2,705          (819)        3,451
  Provision for income taxes                                      83            --            13            --           145
                                                          ----------    ----------    ----------    ----------    ----------
  Income (loss) from continuing operations, before
    operations of discontinued harness racing
    subsidiary and extraordinary item                            809         2,790         2,692          (819)        3,306
  Loss from operations of discontinued harness
    racing subsidiary                                             --        (2,412)       (2,180)       (1,235)       (2,374)
  Gain from discontinued harness racing subsidiary
    (net of income taxes of $20,400 in 1998)                    1001         2,581            --            --            --
  Extraordinary item, net                                         --            --            --            --        11,160
                                                          ----------    ----------    ----------    ----------    ----------

  Net income (loss)                                       $    1,810    $    2,959    $      512    $   (2,054)   $   12,092
                                                          ==========    ==========    ==========    ==========    ==========

  Basic per share data:
     Income from continuing operations                    $      .63    $     2.22    $     2.15    $     (.65)   $     2.63

     Income (loss) from discontinued operations                  .81           .14         (1.74)         (.98)        (1.89)

     Extraordinary item                                           --            --            --            --          8.89
                                                          ----------    ----------    ----------    ----------    ----------

     Net income (loss)                                    $     1.44    $     2.36    $      .41    $    (1.63)   $     9.63
                                                          ==========    ==========    ==========    ==========    ==========

    Basic weighted average common shares outstanding       1,261,252     1,255,225     1,255,225     1,255,225     1,255,225
                                                          ==========    ==========    ==========    ==========    ==========

  Diluted per share data:
    Income from continuing operations                     $      .62    $     2.19    $     2.15    $     (.65)   $     2.63

    Income (loss) from discontinued operations                   .80           .13         (1.74)         (.98)        (1.89)

    Extraordinary item                                            --            --            --            --          8.89
                                                          ----------    ----------    ----------    ----------    ----------

    Net income (loss)                                     $     1.42    $     2.32    $      .41    $    (1.63)   $     9.63
                                                          ==========    ==========    ==========    ==========    ==========

  Diluted weighted average common shares
    outstanding                                            1,281,243     1,275,225     1,255,225     1,255,225     1,255,225
                                                          ==========    ==========    ==========    ==========    ==========



                                                                                   AS OF DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                              1998          1997          1996          1995          1994
                                                             -------       -------      --------      --------      --------
  CONSOLIDATED BALANCE SHEET DATA:
     Working capital (deficit)                               $(4,439)      $(9,309)     $(17,105)     $(20,480)     $(15,264)
     Total assets                                             13,369        13,581        20,830        25,608        27,823
     Long-term debt (1)                                        5,551           997         3,435         5,774         9,550
     Stockholders' equity (deficit)                              466        (1,551)       (4,464)       (4,913)       (2,952)


(1) Long-term debt at December 31, 1998, 1997, 1996, 1995 and 1994 excludes $10,
$4,373, $3,412, $1,751 and $2,504, respectively, of long term debt reclassified as current obligations (see Note 2 of Consolidated Financial Statements).

(2) The table above reflects the Company's accounting for its investment in Back Bay Restaurant Group, Inc. ("BBRG") under the equity method. Other income (expense), net contains income (loss) of approximately $525, $337, $86 and $(552), from the Company's investment in BBRG for 1998, 1997, 1996, and 1995, respectively.

     In 1994, other income (expense), net contained income of approximately $4 million from the sale of certain real estate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Wonderland conducts live racing seven nights and two afternoons per week, and offers simulcast wagering afternoons and evenings. The table below illustrates certain key statistics for Wonderland, for each of the past three years:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                    1998     1997      1996
                                                                    ----     ----      ----

  Performances                                                       399      458       449
  Simulcast Days                                                     363      362       358

  Pari-mutuel handle (millions)
     Live-on track                                                  $ 31     $ 40      $ 45
     Live-simulcast (wagering on live racing at Wonderland)           39       35        27
     Guest-simulcast (wagering on live racing at other tracks)        51       52        52
                                                                    ----     ----      ----
  Total handle                                                      $121     $127      $124
                                                                    ====     ====      ====

  Total attendance (thousands)                                       407      490       524
                                                                    ====     ====      ====

  Average per capita on site wagering                               $201     $188      $185
                                                                    ====     ====      ====


           Wonderland has been granted a license to conduct 360 racing performances during 1999.


           OPERATING REVENUE

           The Company is still experiencing a decline in total attendance and live-on track handle, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.


           1998 VERSUS 1997

               Total operating revenue decreased to $19.0 million in 1998 as compared to $21.0 million in 1997. Pari-mutuel commissions decreased by approximately $1,684,000 or 9.9% to $15.4 million in 1998 from $17.1 million in 1997. Total handle in 1998 was $121 million as compared to $127 million in 1997. Guest-simulcast handle decreased by approximately $1 million or 2% in 1998 as compared to 1997. Live-on track handle decreased by $9 million or 22% in 1998 as compared to 1997, while Live-simulcast handle increased by $4 million or 13%.

               The decrease in pari-mutuel commission revenue is attributable to the increase in Live-simulcast handle and an increase in the commission rate earned on Guest-simulcast handle offset by the decrease from live on track handle. Commission revenue was negatively impacted by a decline in Live-on track handle which was partially offset by an increase in the commission rate. Per capita wagering at Wonderland did not change significantly in 1998 as compared to 1997. Wonderland had 59 less live racing performances in 1998 as compared to 1997, with a minimal decrease in attendance between 1998 and 1997.

               Concessions revenue decreased to $1.8 million as compared to $2.0 million in 1997. Such declines are largely attributable to the decline in total attendance. Other operating revenue consists of program sales, admissions, parking and gift shop sales.

               Revenue for 1998 includes $282,000 deposited into the Greyhound Promotional Trust Fund and $279,000 deposited into the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland. These funds are funded by a percentage of the handle and reimbursement is approved by the Commonwealth.


           1997 VERSUS 1996

               Total operating revenue increased to $21.0 million in 1997 as compared to $20.6 million in 1996. Pari-mutuel commissions increased by approximately $303,000 or 1.8% to $17.1 million in 1997 from $16.8 million in 1996. Total handle in 1997 was $127 million as compared to $124 million in 1996. Guest-simulcast handle remained consistent at $52 million. Live-on track handle decreased by $5 million or 11% in 1997 as compared to 1996, while Live-simulcast handle increased by $8 million or 30%.

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

               Concessions revenue was essentially unchanged in 1997 as compared to 1996 at $1.9 million. Other operating revenue consists of program sales, admissions, parking and gift shop sales. These revenues increased by approximately $136,000 or 7% in 1997 as compared to 1996 to $2.04 million from $1.90 million.

               Revenue for 1997 includes $334,000 deposited into the Greyhound Promotional Trust Fund and $332,000 deposited into the Greyhound Capital Improvements Trust Fund.


           OPERATING EXPENSES


           1998 VERSUS 1997

           Operating expenses were $18.2 million and $19.0 million in 1998 and 1997, respectively. The Company realized cost savings on purse expense of approximately $622,000 in 1998 as compared to 1997. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of the Commonwealth of Massachusetts based upon on-track handle. The decrease in purse expense in 1998 is attributable to a decline in on-track handle.

           The Company also realized savings in operating wages, taxes and benefits, general operating costs and cost of food and beverage expenses in 1998 as compared to 1997. These cost savings realized by the Company were offset by increases in administrative costs in 1998 as compared to 1997.

           1997 VERSUS 1996

           Operating expenses were $19 million in both 1997 and 1996. The Company realized cost savings on purse expense of approximately $151,000 in 1997 as compared to 1996. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of the Commonwealth of Massachusetts based upon on-track handle. The decrease in purse expense in 1997 is attributable to a decline in on-track handle.

           The Company also realized savings in general operating costs and cost of food and beverage expenses of approximately $50,000 and $18,000, respectively in 1997 as compared to 1996. The cost savings realized by the Company were offset by increases in operating wages, taxes and benefits of approximately $406,000 and administrative costs of $159,000, respectively in 1997 as compared to 1996.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization increased in 1998 as compared to 1997 by approximately $171,000 and decreased by approximately $299,000 in 1997 from 1996. Certain assets reached the end of their depreciable lives during 1997 thus the reduction in depreciation in 1997 from 1996. The Company has invested approximately $1.5 million in capital assets over the past two years explaining the increase in depreciation in 1998 from 1997. The Company continues to replace capital items as they become obsolete.

           INTEREST EXPENSE

           During 1998, interest expense increased by approximately $11,000 as compared to 1997. The increase was attributed to the new long-term financing entered into during 1998. During 1997, interest expense decreased by approximately $368,000 as compared to 1996. The decrease was attributed to the Company reducing its outstanding debt by approximately $2 million in December 1996 in connection with the foreclosure on the property located at 284 Newbury Street in the Back Bay section of Boston. As discussed further below, the Company significantly reduced its long-term debt during 1996 and 1997. However, the Company's 1996 interest expense was not significantly impacted due to the late timing of such events in December of 1996.

           EQUITY INCOME IN INVESTMENTS

           At December 31, 1998, the Company owned approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG"). During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method. The equity income in investments represents the Company's proportionate share of BBRG's net earnings (see Notes 10 and 14 of Notes to Consolidated Financial Statements).

           NET GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

           In 1997, the Company sold its interest in a limited partnership which owned land and an office and retail building for a cash payment of $500,000.

           In December 1996 the first and second mortgage holders completed foreclosure proceedings on the Company's property located at 284 Newbury Street in the Back Bay Section of Boston. These transactions resulted in a gain of approximately $1.1 million.

           PROVISION FOR INCOME TAXES

           The Company's provision for income taxes is less than the statutory federal tax rate of 34% during 1998, 1997 and 1996 primarily due to the utilization of available net operating loss carryforwards for which the related deferred tax asset has been fully reserved. The provision for taxes of $102,800 in 1998 and $13,000 in 1996 represents the Federal alternative minimum tax and state income taxes.

           DISCONTINUED OPERATIONS

           Foxboro Park, Inc. ("Foxboro", which term as used herein includes its wholly-owned subsidiaries) conducted seasonal live harness racing generally two evenings and two matinees per week, while simulcasting afternoons and evenings through July 1997 (see Item 3 and Note 3 in Notes to Consolidated Financial Statements.) The table below presents certain key statistics for Foxboro for the periods indicated:

                                                 Period Ended      Year Ended
                                                   July 31,       December 31,
                                                     1997             1996
                                                 ------------     ------------

Performances                                           99              150
Simulcast Days                                        204              352

Pari-mutuel handle (millions)
   Live-on track                                     $  3             $  6
   Live-simulcast                                      27               32
   Guest-simulcast                                     28               48
                                                     ----             ----
                                                     $ 58             $ 86
                                                     ====             ====

Total attendance (thousands)                          148              257
                                                     ====             ====

Average per capita on site wagering                  $209             $211
                                                     ====             ====

           Foxboro operated the premises through July 1997 (see Item 3 Legal Proceedings and Note 3 of Notes to Consolidated Financial Statements).

           The Company recognized a gain on the discontinuance of the Company's harness racing business of $1.0 million and $2.6 million for years ended December 31, 1998 and 1997, respectively. Such gain is primarily comprised of the excess of occupancy and other liabilities over non recoverable net leasehold improvements and other assets. The Company had a loss from operations of its discontinued harness racing operations of $2.4 million and $2.2 million for the period ended December 31, 1997 and the year ended December 31, 1996, respectively.

           LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements


           The Company's unrestricted cash and cash equivalents totaled $188,462 at December 31, 1998, compared with $374,292 at December 31, 1997. The Company generated cash flows from operations of approximately $480,000 in 1998 as compared to $441,000 in 1997. The increase in 1998 is principally attributable to the continued reduction of operating expenses. Non cash items included in the Company's net income in 1998 consist of gain on discontinuance of harness racing subsidiary of approximately $1.0 million, depreciation and amortization expense of approximately $700,000 and equity in income from investments of approximately $525,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $407,000 of cash in 1998. Net cash used in investing activities in 1998 is comprised of investments and additions to the property, plant and equipment of approximately $694,000 which was offset by proceeds from sales and redemption of investments aggregating approximately $100,000. Financing activities in 1998 include approximately $4,814,000 of funds used to reduce outstanding balances on long term debt. Short-term borrowings arrangements used net cash of approximately $182,000. The source of the funds was from a new $5,000,000 long-term debt financing, which has a seven year term (see Note 2 of Notes to Consolidated Financial Statements).


           The Company expects to fund any capital expenditures for 1999 from internally generated cash. The Company expects cash flow from operations to be sufficient to cover the operating obligations of the Company.

           INVESTMENT IN BBRG

           On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement (the "Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 5, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock of the surviving corporation. As of the date of the Merger, the Company holds 48.64% of the common stock of BBRG on a fully diluted basis. Following the Merger, BBRG no longer meets the requirements of a public company and its shares will no longer be listed or traded in the public market.

           RACING SUBSIDIARY

           In order to meet the requirements for renewal of racing licenses in 2000, the Company's racing subsidiary must demonstrate, amongst other criteria, it is a financially stable entity, capable of disposing of its obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 2000 racing license, there can be no assurance that the Racing Commission will continue to grant a licenses to conduct racing on the schedule presently maintained at Wonderland.

           In the event that the Company is not successful in obtaining a year 2000 racing license, the adverse impact on the Company's financial results and position would be material.

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

           NEW ACCOUNTING STANDARDS

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

           Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


           YEAR 2000 DISCLOSURE

           The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 issue." It is the belief of the Company that the Company has a prudent plan in place to address these issues. The components of our plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of our equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan.

           STATE OF READINESS

           The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do the Company believes that it is on track towards a timely completion. Overall, the Company estimates the organization to be approximately 85% complete in regard to the identification and remediation of Year 2000 issues.

           INTERNAL SYSTEMS

           The process the Company is following to achieve Year 2000 compliance for internal systems is as follows: The Company expects to have all of its financial accounting software to be Year 2000 compliant by the end of the second quarter of 1999. The Company expects to have the hardware components of its financial accounting system to be Year 2000 compliant by the end of the first quarter of 1999.

           SUPPLIER

           The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. The Company has contacted many of its suppliers regarding the Year 2000 issue. The Company has been assured by its major suppliers that there will be no interruption of the delivery of goods and services.

           EQUIPMENT

           The Company is in the process of completing an inventory of currently used equipment at the Company. The Company will determine the Year 2000 readiness through communication with the equipment manufacturers and testing where appropriate. At this time the company is not aware of any equipment which is affected by the Year 2000 issue and will not be repaired or replaced prior to operating problems. The Company, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment to failure. The Company believes that our action plan provides a prudent approach towards evaluating equipment, however, some equipment may prove not feasible or impossible to test.

           FACILITY RELATED ISSUES

           The Company is in the process of completing an inventory and evaluating facilities related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness through communication with the equipment manufactures and testing where appropriate. At this time the Company is not aware of any facilities related equipment which is affected by the Year 2000 issue and will not be repaired or replaced prior to operating problems. The Company, as in most companies, remains aware of the potential of imbedded logic within microchips to cause equipment failure. The companies believes that our action plan provides a prudent approach towards evaluating production equipment, however, some equipment may prove not feasible or impossible to test.

           COSTS

           The Company is evaluating the total cost of Year 2000 compliance. At this time the Company is unable to estimate the total cost of Year 2000 related activities.

           CONTINGENCY PLAN

           At this time the Company is not aware of any internal systems or external vendors issues related to the Year 2000 which would prevent, or seriously impact the Company from continuing operations before, during, or after the turn of the century.

           Although the Company believes that we are taking prudent action related to the identification and resolution of issues related to the Year 2000 our assessment is still in progress. The Company may never be able to know with certainty whether certain key vendors are compliant, especially those outside the United States. There are also technical vagaries to logic imbedded within microchips which may prove not feasible or impossible to test.

           The Company continues to evaluate the risks associated with potential Year 2000 related failures. As the Company betters understands the risks within our unique set of business partners, production processes, and internal systems, the Company will develop a formal contingency plan to alleviate the impact of high potential or serious failures. The Company anticipates having this contingency plan outline by the end of the first quarter of 1999.

           RISKS

           The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation f new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"CAUTIONARY STATEMENT".

           SUBSEQUENT EVENT

           On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement (the "Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 5, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock of the surviving corporation. As of the date of the Merger, the Company holds 48.64% of the common stock of BBRG on a fully diluted basis. Following the Merger, BBRG no longer meets the requirements of a public company and its shares will no longer be listed or traded in the public market.

           FORWARD-LOOKING STATEMENTS

           Certain statements contained in this report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital, SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, AND (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE


REPORT OF INDEPENDENT ACCOUNTANTS                                           14

CONSOLIDATED BALANCE SHEETS                                              15-16

CONSOLIDATED STATEMENTS OF INCOME                                           17

CONSOLIDATED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY (DEFICIT)                                            18

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               20-30

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries
Revere, Massachusetts

We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statement of the investee which was the basis for recording the Company's investment in and equity in earnings of the investment. The investment in the investee and equity in the income for the investor represents 43.8%, 39.2%, and 24.0% of total assets and 29.0%, 11.4% and 16.9% of net income for the years ended December 31, 1998, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such investments, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  /s/ BDO SEIDMAN, LLP
                                        ----------------------------------------
                                                    BDO SEIDMAN, LLP

Boston, Massachusetts
March 26, 1999

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                                                                          December 31,
                                                                                --------------------------------
                                                                                    1998                 1997
                                                                                -----------          -----------
                 ASSETS

Current assets:
   Cash and cash equivalents                                                    $   188,462          $   374,292
   Restricted cash                                                                  170,052              612,037
   Accounts receivable                                                               23,496              629,204
   Prepaid expenses and other current assets                                        168,964              161,502
   Notes receivable from officers                                                   151,377                   --
                                                                                -----------          -----------

   Total current assets                                                             702,351            1,777,035
                                                                                -----------          -----------

Property, plant & equipment:
   Land                                                                             348,066              348,066
   Buildings and building improvements                                           18,466,838           17,830,342
   Machinery and equipment                                                        4,498,547            4,441,026
                                                                                -----------          -----------

                                                                                 23,313,451           22,619,434

   Less accumulated depreciation and amortization                                17,458,993           16,913,769
                                                                                -----------          -----------

    Net property, plant and equipment                                             5,854,458            5,705,665
                                                                                -----------          -----------

Other assets:
   Deferred financing costs, less accumulated amortization of $10,833               171,265                   --
   Investments                                                                    5,849,814            5,324,522
   Notes receivable from officers                                                   742,016              369,375
   Other assets, net                                                                 49,559              404,875
                                                                                -----------          -----------

   Total other assets                                                             6,812,654            6,098,772
                                                                                -----------          -----------

   Total assets                                                                 $13,369,463          $13,581,472
                                                                                ===========          ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                 ---------------


                                                                                          December 31,
                                                                                --------------------------------
                                                                                    1998                 1997
                                                                                -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and other accrued liabilities                               $ 2,395,518          $ 4,765,747
   Outstanding pari-mutuel tickets                                                  622,447              310,763
   Net liabilities of discontinued operations                                       704,420            1,280,620
   Current maturities of long-term debt                                             350,663              494,561
   Debt obligations in default                                                       10,000            4,234,286
                                                                                -----------          -----------

   Total current liabilities                                                      4,083,048           11,085,977

Long-term debt, less current maturities                                           5,550,847              996,671
Other long-term liabilities                                                       3,270,114            3,049,452
                                                                                -----------          -----------

   Total liabilities                                                             12,904,009           15,132,100
                                                                                -----------          -----------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.01 par value authorized 3,000,000 shares,
   1,936,409 shares issued                                                           19,444               19,364
   Class B common stock, $.01 par  value; authorized 1,000,000
    shares; 912,615 shares issues                                                     9,126                9,126
   Additional paid-in capital                                                    13,379,275           13,355,355
   Accumulated deficit                                                           (4,728,205)          (6,538,493)
   Note receivable from stockholder                                                      --             (345,119)
   Other comprehensive loss                                                        (249,404)             (86,079)
   Cost of 1,593,199 common and 600 Class B common shares in treasury            (7,964,782)          (7,964,782)
                                                                                -----------          -----------

   Total stockholders' equity (deficit)                                             465,454           (1,550,628)
                                                                                -----------          -----------

   Total liabilities and stockholders' equity (deficit)                         $13,369,463          $13,581,472
                                                                                ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                 ---------------



                                                                             Years Ended December 31,
                                                                ---------------------------------------------------
                                                                    1998                1997                1996
                                                                -----------         -----------         -----------
Operating revenue:
     Pari-mutuel commissions                                    $15,373,562         $17,057,287         $16,754,300
     Concessions                                                  1,758,670           1,952,759           1,928,152
     Other                                                        1,839,100           2,035,732           1,899,295
                                                                -----------         -----------         -----------


         Total operating revenue                                 18,971,332          21,045,778          20,581,747
                                                                -----------         -----------         -----------

Operating expenses:
     Wages, taxes and benefits                                    7,248,903           7,311,681           6,905,439
     Purses                                                       4,470,893           5,092,615           5,243,461
     Cost of food and beverage                                      524,296             562,403             580,151
     Administrative                                               1,541,658           1,460,084           1,300,739
     General operating                                            3,720,757           4,081,578           4,131,154
     Depreciation and amortization                                  700,106             529,288             828,191
                                                                -----------         -----------         -----------

         Total operating expenses                                18,206,613          19,037,649          18,989,135
                                                                -----------         -----------         -----------

         Income from operations                                     764,719           2,008,129           1,592,612
                                                                -----------         -----------         -----------

Other income (expense):
     Interest expense, net                                         (398,284)           (386,803)           (754,796)
     Equity income in investment                                    525,292             336,726              86,395
     Other income, net                                                   --             331,915             353,334
     Net gain on sale/foreclosure of real property                       --             500,000           1,427,697
                                                                -----------         -----------         -----------

         Total other income                                         127,008             781,838           1,112,630
                                                                -----------         -----------         -----------

Income from continuing operations before provision
  for income taxes                                                  891,727           2,789,967           2,705,242
Provision for income taxes                                           82,400                  --              13,000
                                                                -----------         -----------         -----------

Income from continuing operations                                   809,327           2,789,967           2,692,242

Loss from operations of discontinued harness racing
  operations                                                             --          (2,411,787)         (2,180,436)
Gain from discontinued harness racing operations
  (net of income taxes of $20,400 in 1998)                        1,000,961           2,580,676                  --
                                                                -----------         -----------         -----------

Net income                                                      $ 1,810,288         $ 2,958,856         $   511,806
                                                                ===========         ===========         ===========

Basic per share data:
  Income from continuing operations                             $       .63         $      2.22         $      2.15

  Income (loss) from discontinued operations                            .81                 .14               (1.74)
                                                                -----------         -----------         -----------

  Net income per share                                          $      1.44         $      2.36         $       .41
                                                                ===========         ===========         ===========

Basic weighted average common shares outstanding                  1,261,252           1,255,225           1,255,225
                                                                ===========         ===========         ===========

Diluted per share data:
  Income from continuing operations                             $       .62         $      2.19         $      2.15

  Income (loss) from discontinued operations per share                  .80                 .13               (1.74)
                                                                -----------         -----------         -----------

  Net income per share                                          $      1.42                2.32                 .41
                                                                ===========         ===========         ===========

Diluted weighted average common shares outstanding                1,281,243           1,275,225           1,255,225
                                                                ===========         ===========         ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                 ---------------


                                                                                                             NOTE
                                                              CLASS B     ADDITIONAL                      RECEIVABLE
                                                  COMMON      COMMON       PAID-IN       ACCUMULATED         FROM
                                                   STOCK       STOCK       CAPITAL         DEFICIT        STOCKHOLDER
                                                  -------     -------    -----------     ------------     -----------


Balance, December 31, 1995                        $19,364     $9,126     $13,355,355     $(10,009,155)     $(316,073)
    Interest receivable                                --         --              --               --        (14,521)
    Comprehensive income (loss):
      Net income                                       --         --              --          511,806             --
      Pension Liability Adjustment                     --         --              --               --             --
                                                  -------     ------     -----------     ------------      ---------
Balance, December 31, 1996                         19,364      9,126      13,355,355       (9,497,349)      (330,594)
    Interest receivable                                --         --              --               --        (14,525)
    Comprehensive income (loss):
      Net income                                       --         --              --        2,958,856             --
      Pension Liability Adjustment                     --         --              --               --             --
                                                  -------     ------     -----------     ------------      ---------
Balance, December 31, 1997                         19,364      9,126      13,355,355       (6,538,493)      (345,119)
    Issuance of common stock                           80         --          23,920               --             --
    Note reclassification                              --         --              --               --        345,119
    Comprehensive income (loss):
      Net income                                       --         --              --        1,810,288             --
      Pension Liability Adjustment                     --         --              --               --             --
                                                  -------     ------     -----------     ------------      ---------
Balance, December 31, 1998                        $19,444     $9,126     $13,379,275     $ (4,728,205)     $      --
                                                  =======     ======     ===========     ============      =========


                                                                                     TOTAL
                                                     OTHER                       STOCKHOLDERS'
                                                 COMPREHENSIVE     TREASURY         EQUITY
                                                    (LOSS)           STOCK         (DEFICIT)
                                                 -------------    -----------    -------------

Balance, December 31, 1995                         $  (6,561)     $(7,964,782)    $(4,912,726)
    Interest receivable                                   --               --         (14,521)
    Comprehensive income (loss)
        Net income                                        --               --         511,806
        Pension Liability Adjustment                 (48,798)              --         (48,798)
                                                   ---------      -----------     -----------
Balance, December 31, 1996                           (55,359)      (7,964,782)     (4,464,239)
    Interest receivable                                   --               --         (14,525)
    Comprehensive income (loss)
       Net income                                         --               --       2,958,856
       Pension Liability Adjustment                  (30,720)              --         (30,720)
                                                   ---------      -----------     -----------
Balance, December 31, 1997                           (86,079)      (7,964,782)     (1,550,628)
    Issuance of common stock                              --               --          24,000
    Note reclassification                                 --               --         345,119
    Comprehensive income (loss)

       Net income                                         --               --       1,810,288
       Pension Liability Adjustment                 (163,325)              --        (163,325)
                                                   ---------      -----------     -----------
Balance, December 31, 1998                         $(249,404)     $(7,964,782)    $   465,454
                                                   =========      ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ---------------


                                                                           Year Ended December 31,
                                                             -----------------------------------------------------
                                                                 1998                 1997                 1996
                                                             -----------          -----------          -----------

Cash flows from operating activities:
Net income                                                   $ 1,810,288          $ 2,958,856          $   511,806
                                                             -----------          -----------          -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Gain on discontinuance of harness racing operations       (1,021,361)          (2,580,676)                  --
    Recovery of bad debts                                        (77,548)                  --                   --
    Depreciation and amortization                                700,106              529,288            1,539,918
    Gain on sale/foreclosure of real property                         --             (500,000)          (1,427,697)
    Change in liability estimate                                (445,161)                  --                   --
    Gain on bond sales and redemptions                                --             (199,415)                  --
    Equity in income from investments                           (525,292)            (336,726)             (86,395)
    Deferred revenue                                                  --             (132,500)            (353,334)
    Minimum pension liability adjustment                        (163,325)             (30,720)             (48,798)
    Other                                                             --                   --              142,698
    Changes in operating assets and liabilities:
         Decrease in restricted cash                             441,985              409,184              380,578
         Decrease in accounts receivable                         587,049              112,141              154,740
         Decrease (increase) in prepaid expenses
          and other current assets                                (7,462)              36,793               72,390
         Decrease (increase) in other assets, net                211,316               (5,134)              26,601
         Increase in notes receivable from officers              (82,692)                  --                   --
         Increase (decrease) in accounts payable and
           other accrued liabilities                          (2,058,545)          (1,200,511)             557,355
         Increase in other long-term liabilities               1,110,984            1,380,295              865,287
                                                             -----------          -----------          -----------

             Total adjustments                                (1,329,946)          (2,517,981)           1,823,343
                                                             -----------          -----------          -----------
             Net cash provided by operating activities           480,342              440,875            2,335,149
                                                             -----------          -----------          -----------

Cash flows from investing activities:
     Additions to property, plant and equipment                 (694,066)            (756,444)            (676,457)
     Proceeds from bond sales and redemptions                         --               99,415                   --
     Proceeds from sale of real property                              --              500,000                   --
                                                             -----------          -----------          -----------
         Net cash used in investing activities                  (694,066)            (157,029)            (676,457)
                                                             -----------          -----------          -----------

Cash flows from financing activities:
     Payments for debt issue costs                              (182,098)                  --                   --
     Proceeds from short-term debt                                    --              407,466              900,000
     Proceeds from notes payable                               5,000,000                   --                   --
     Principal payments of debt                               (4,814,008)          (1,350,931)          (1,975,768)
     Issuance of common stock                                     24,000                   --                   --
                                                             -----------          -----------          -----------
         Net cash provided (used) in financing activities         27,894             (943,465)          (1,075,768)
                                                             -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents            (185,830)            (659,619)             582,924

Cash and cash equivalents at beginning of year                   374,292            1,033,911              450,987
                                                             -----------          -----------          -----------

Cash and cash equivalents at end of year                     $   188,462          $   374,292          $ 1,033,911
                                                             ===========          ===========          ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest                                            $   625,589          $   439,165          $   958,960
                                                             ===========          ===========          ===========

         Income taxes                                        $    84,970          $        --          $    91,704
                                                             ===========          ===========          ===========

Non-cash financing activities:
         During 1997, the Company wrote-off property and other assets of $6,372,682 and relieved liabilities of $8,953,358 in connection with the Company's discontinuance of its Foxboro harness racing business (see Note 12).

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ---------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The Company operates primarily in one business segment through its pari-mutuel racing subsidiary. Wonderland Greyhound Park, Inc. ("Wonderland") is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutual harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997 (see Litigation at Note 6). The Company's Foxboro harness racing operations were discontinued during 1997 and is reported as a discontinued operation in the accompanying consolidated financial statements (see Note 3 of Notes to Consolidated Financial Statements).


         The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 1998 was approximately 1,020 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.


         Wonderland provides its patrons with a variety of entertainment options including live racing and full card simulcast wagering.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

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

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

       ASSET CLASSIFICATION                          ESTIMATED USEFUL LIFE
       --------------------                          ---------------------

       Buildings and improvements                           30 Years
       Machinery and equipment                             5-10 Years


         Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Depreciation and amortization expense of approximately $700,000, $529,000 and $1,540,000, was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.


         INVESTMENTS


         The Company's investment in Back Bay Restaurant Group, Inc. ("BBRG") at December 31, 1998 represented approximately 19% of BBRG common stock. The Company is deemed to have the ability to exercise influence over BBRG since the Chairman of the Board of the Company is also the Chief Executive Officer of BBRG. Accordingly, the investment in BBRG has been accounted for under the equity method (see Note 14 of Notes to Consolidated Financial Statements).


         FAIR VALUE OF FINANCIAL INSTRUMENTS


         As of December 31, 1998 and 1997, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate. The carrying amount of cash equivalents approximates the fair value due to short term maturity of the cash equivalents. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.


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

         INCOME (LOSS) PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income (loss) per share of common stock are computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 1997 and 1996 since the option prices per share were deemed to be higher than the estimated average per share market price of the Company's common stock.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         ADVERTISING


         The Company expenses advertising costs as incurred. Advertising expense was approximately $219,000, $319,000 and $350,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


         NEW ACCOUNT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivative contracts. either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

         RECLASSIFICATIONS

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.       LONG-TERM DEBT

         At December 31, 1998 and 1997, long-term debt consisted of the following:

                                                                               1998            1997
                                                                            ----------      ----------

       9.5% Century Bank and Trust Company ("Century Bank") term
         loan, requiring 84 monthly payments of principal and
         interest of $58,319 beginning August 1, 1998,
         collateralized by a mortgage and security interest in all
         real estate and personal property located at Wonderland
         Greyhound Park and by 125,000  shares of BBRG common
         stock held by the Company                                          $4,904,828      $       --

       6% BBRG Term Note, payable in equal quarterly payments of
          principal and interest beginning in 1999, collateralized
          by certain tangible personal property and licenses                   970,000         970,000

       7.5% Promissory Note, payable in 60 monthly payments
         of principal and interest of $2,003, commencing
         April, 1995                                                            26,682          47,838

       14-1/4% Subordinated Notes, due August 1997                              10,000         285,000

       8-3/4% MSCGAF Realty Trust term loan, paid in full
         during 1998                                                                --      $2,381,286

       Line of credit note, paid in full during 1998                                --       1,568,000

       Margin agreement, paid in full during 1998                                   --         117,855

       12% short-term note payable, paid in full during 1998                        --         355,539
                                                                            ----------      ----------

                                                                             5,911,510       5,725,518
       Less:
            Current maturities                                                 350,663         494,561
            Debt obligations in default                                         10,000       4,234,286
                                                                            ----------      ----------

       Long-term portion                                                    $5,550,847      $  996,671
                                                                            ==========      ==========


         The aggregate principal payments required to be made on long term debt, for the years subsequent to December 31, 1998 are as follows:

       1999                                                  $  360,663
       2000                                                     407,000
       2001                                                     438,000
       2002                                                     476,000
       2003                                                     518,000
       2004 and thereafter                                    3,711,847
                                                             ----------
                                                             $5,911,510
                                                             ==========

         In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In 1997 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

         In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes") exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the exchange. As of December 31, 1998, a balance of $10,000 remains unpaid and in default.

         In July 1998, the Company obtained long-term debt financing for $5,000,000 with Century Bank. The proceeds were used to repay previously outstanding indebtedness, including approximately $275,000 of subordinated debt, $2,381,000 of a realty trust term loan, $1,568,000 of a line of credit note, $118,000 on a margin agreement, and $356,000 of a short-term note payable. The remaining proceeds were used to pay other liabilities. The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park and by 125,000 shares of BBRG common stock held by the Company.

3.       DISCONTINUED OPERATIONS

         In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997 (see Litigation at Note 5 of Notes to Consolidated Financial Statements). As a result the Company discontinued its harness racing operations.

         The gain on the discontinuance of approximately $1.0 million and $2.6 million for year ended December 31, 1998 and 1997, respectively, is primarily comprised of the excess of occupancy and other liabilities over non-recoverable net leasehold improvements and other assets. The 1998 gain also includes approximately $445,000 for a change in a liability estimate (see Note 13 of Notes to Consolidated Financial Statements).

         The remaining liabilities of the Company's discontinued operations at December 31, 1998 are comprised of the following:

                                                                         1998
                                                                       --------

         Creditors Trust Agreement Promissory obligation and
           other liabilities                                           $174,451
         Trade payable                                                   53,598
         Outstanding pari-mutuel tickets                                476,371
                                                                       --------

                                                                       $704,420
                                                                       ========

         The loss of the Company's discontinued operations is summarized as follows:

                                                 Period Ended       Year Ended
                                                   July 31,        December 31,
                                                     1997              1996
                                                 ------------      ------------

         Operating revenues                      $ 6,476,083       $ 11,214,689
         Operating expenses                       (8,976,203)       (13,395,125)
         Other income                                 88,333                 --
                                                 -----------       ------------

                                                 $(2,411,787)      $ (2,180,436)
                                                 ===========       ============

         In February 1998 the Company executed an Assignment for the Benefit of Creditors ("AFBC") for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. (collectively, the "Foxboro Entities"). The AFBC was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors. Provided that 70% in amount and 50% in number of the Foxboro Entities creditors become Assenting Creditors, the Company will subordinate its claims except for those claims relating to certain contingent litigation matters. Creditors must file a written assent with the Assignee in order to become an Assenting Creditor. Assenting Creditors agree that the submission of an assent to this AFBC will operate as a release of any claims which could be asserted by an Assenting Creditor seeking to avoid the corporate separateness of the Company or any affiliate of the Company and the Foxboro Entities.

         Additionally Assenting Creditors agree not to institute or continue a suit against the Foxboro Entities or any other proceeding at law or in equity or otherwise on account of any debt due and owing to the Assenting Creditor from the Foxboro Entities, nor will the Assenting Creditor transfer its claim without the written approval of the Assignee. Each Assenting Creditor accepts in lieu of its claim against the Foxboro Entities the rights acquired in the AFBC.


4.       OTHER LONG-TERM LIABILITIES


         Other long-term liabilities includes approximately $1,032,000 and $1,346,000 at December 31, 1998 and 1997, respectively, of fees owed to a law firm primarily related to the Foxboro litigation (see Litigation at Note 5 of Notes to Consolidated Financial Statements). Such amount is currently payable at $5,000 per week.

5.       COMMITMENTS AND CONTINGENCIES

         PLEDGES OF BBRG STOCK

         Approximately 40,000 shares of BBRG common stock have been pledged to collateralize a performance bond for Wonderland Park, which is required annually by the Mass State Racing Commission for all race tracks. The bond is for $125,000.

         Approximately 125,000 shares of BBRG common stock have been pledged as additional collateral for the note agreement with Century Bank.

         RACING LICENSE

        In order to meet the requirements for renewal of racing licenses, Wonderland must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of their obligations on a timely basis. The racing license has been granted for the 1999 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2000 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland.


         In the event that the Company is not successful in obtaining a year 2000 racing license, the adverse impact on the Company's assets would be material.

         LEASE COMMITMENT

         Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $320,000, $386,000, and $471,000, in 1998,
    1997 and 1996, respectively. Future minimum payments are due at amounts contingent on the Company's total handle amounts.


         The Company is also liable for numerous operating leases for automobiles and other equipment which expire through 2001. The future minimum lease commitments relating to noncancelable operating leases as of December 31, 1998 are immaterial.

         LITIGATION

         The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

         In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., in Norfolk Superior Court in Massachusetts over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998. The Company expects the appeals to be decided sometime during calendar year 1999.

         On July 8, 1998, Foxboro Route 1 Limited Partnership, ET AL., filed a civil action in Suffolk Superior Court in Massachusetts, against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., ET AL., seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997.

         The ultimate outcome of such pending litigation cannot be determined at this time, however it is the opinion of the Company's management, any liability under such pending litigation would not materially affect its financial condition or operations.

         CONSULTING ARRANGEMENTS

         Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation for its services, the Company agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totalling 6% of the total of the Company's capital stock at $3 per share (the "success fee" option). The success fee also stipulated that the principle of such firm, who was a director of the Company, would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee options are exercised. Upon completion of the contract, the total costs were deemed to be materially less than the value of the success fee and thus the success fee options were not granted. The Company intends to renegotiate the amount of shares, price per share and other terms. The Company has previously recorded an estimated reserve of $100,000 for this consulting arrangement which is included with accounts payable and other accrued liabilities in the accompanying consolidated balance sheet.

6.       COMMON STOCK, STOCK OPTION AND GRANT PLANS

         The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows the Company to account for its stock-based compensation plans based upon either a fair value method or the intrinsic value method. The Company has elected to follow the intrinsic value method of accounting for stock-based compensations plans prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, the Company is required to disclose the effects of applying the fair value method on the net income or loss.

         In October 1995, the Board of Directors approved and ratified the granting of non-qualified stock options. These options were granted to the Directors of the Company to purchase shares of common stock at an option price equal to the fair market value of the Company's common stock at the date the options were granted.

         The Company's stock options activity is summarized as follows:

                                                       Number        Exercise
                                                     of Shares         Price
                                                     ---------       --------

         Balance, December 31, 1996 and 1995          241,334          $3.00
          Granted                                      52,500           3.00
          Terminated                                   (5,000)          3.00
                                                      -------

         Balance, December 31, 1997 and 1998          288,834           3.00
                                                      =======

         Exercisable, December 31, 1998               283,834           3.00
                                                      =======

         The Company's total stock options outstanding of 288,834 at December 31, 1998 and 1997 expire as follows: 190,000 in 2002; 51,334 in 2005; and
    47,500 in 2007.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The assumptions used and the weighted average information for year ended December 31, 1998 and 1997 are as follows:

                                                        1998            1997
                                                      --------        -------

       Risk-free interest rates                           7.5%           6.5%
       Expected dividend yield                            2.5%           None
       Expected lives                                 10 YEARS        8 years
       Expected volatility                                 45%          46.5%
       Weighted average fair value of
         options on date of grant                        $3.01          $3.81
       Weighted-average exercise price                   $3.00          $3.00
       Weighed-average remaining
         contractual life of options
         outstanding                                   9 YEARS        9 years

6.       COMMON STOCK, STOCK OPTION AND GRANT PLANS (continued)

         The effect of applying SFAS No. 123 for year ended December 31, 1998 and 1997 would be as follows:

                                                            1998        1997
                                                        ----------   ----------

         Net income                      As reported    $1,810,288   $2,958,856
                                         Pro forma      $1,667,133   $2,796,931

         Net income per basic share      As reported    $     1.44   $     2.36
                                         Pro forma      $     1.32   $     2.23

         Net income per diluted share    As reported    $     1.42   $     2.32
                                         Pro forma      $     1.30   $     2.19


7.       INCOME TAXES

         The Company's provision for income taxes for the years ended December 31, 1998 and 1996 represents alternative minimum Federal taxes and state income taxes. There was no provision for income taxes for the year ended December 31, 1997 due to the Company's taxable net operating loss.

         The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes, as follows:


                                                     1998      1997      1996
                                                    -----     -----     -----


       Statutory federal income tax rate             34.0%     34.0%     34.0%
       (Increase) Decrease in deferred tax
          valuation allowance                        (5.1)    (34.0)     11.6
       Alternative minimum tax                        2.0        --       2.0
       Utilization of carryforward  losses          (21.7)       --     (45.1)
                                                    -----     -----     -----
       Income tax rate                                9.2%       --%      2.5%
                                                    =====     =====     =====

         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:


                                                 1998        1997        1996
                                               --------    --------    --------
                                                       (IN THOUSANDS)
               DEFERRED TAX ASSETS

         Net operating loss carryforwards      $ 13,663    $ 14,105    $ 10,559
         Capital loss carryforwards                 670         670         670
         Fixed assets                               931       1,168       1,164
         Deferred compensation                      136         258         292
         Miscellaneous operating reserves           717         341         748
         Alternative minimum tax credit             580         580         580
         Capitalized expense                        150         150         150
         Rent expense                                --          --       2,212
                                               --------    --------    --------
         Gross deferred assets                   16,847      17,272      16,375
         Less valuation allowance               (14,449)    (14,813)    (14,303)
                                               --------    --------    --------
         Net deferred assets                      2,398       2,459       2,072

            DEFERRED TAX LIABILITIES

         Miscellaneous liabilities                   --         244          64
         Investment in BBRG                       2,398       2,215       2,008
                                               --------    --------    --------
         Net deferred tax liabilities          $     --    $     --    $     --
                                               ========    ========    ========

         The Company's net operating loss carryforwards begin expiring as of December 31, 2007. The net operating loss carryforwards, amounting to $13.7 million, expire as follows (in thousands) $2,046 in 2007, $7,591 in 2008, $43 in 2010, $437 in 2011, and $3,546 in 2012. The Company has fully reserved for all net deferred tax assets as future realization of these assets is not presently determinable.

8.       PENSION PLANS AND RETIREMENT BENEFITS


         The Company contributed $81,399, $84,049 and $86,338 in 1998, 1997 and
    1996, respectively, to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees and one for non-union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $142,073, $100,650 and $78,740 in 1998, 1997 and 1996, respectively. Benefits under the plan are provided by a group annuity contract purchased from an insurance carrier. The expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 1998 and 1997:


                                                            1998              1997
                                                        -----------       -----------

Actuarial present value of benefit obligation:
 Accumulated benefit obligation, including vested
 benefits of $1,283,304 and $1,709,769 for 1998 and
 1997, respectively                                     $(1,348,030)      $(1,763,919)
                                                        ===========       ===========

Projected benefit obligation                            $(1,348,030)      $(1,763,919)
Plan assets at fair value                                   760,967         1,319,124
Unrecognized transition obligation                               --          (170,299)
Unrecognized net losses                                    (253,060)          (89,735)
Adjustment for minimum liability                            253,060           260,034
                                                        -----------       -----------
Adjusted accrued pension cost (included in other
long-term liabilities)                                  $   587,063       $   444,795
                                                        ===========       ===========

               Net periodic pension cost included the following components:

                                                       For the Year Ended December 31,
                                                     ----------------------------------
                                                         1998         1997         1996
                                                     --------    ---------     --------

Service cost-benefits earned during the period       $     --    $  24,344     $ 26,820
Interest cost on projected benefit obligation         102,406      133,086      136,508
Actual return on plan assets                          (47,307)    (113,811)     (77,609)
Net gain (loss) during the year, deferred for
  later recognition                                   (20,088)      (7,120)     (31,944)
Amortization of unrecognized net obligation           170,299       42,576       42,576
                                                     --------    ---------     --------
     Net periodic pension cost                       $205,310    $  79,075     $ 96,351
                                                     ========    =========     ========

         Assumptions used in accounting for the above pension information included a discount rate of 7% and an expected long-term rate of return of 8.5% for all years presented.

         The following tables set forth pension obligations and plan assets as of December 31, 1998:

                                                1998
         ----------------------------------------------
         Change in benefit
          obligation:
         Benefit obligation
          as of January 1, 1998              $1,763,919
         Interest cost                          102,406
         Actuarial loss (gain)                  220,215
         Benefits paid                         (738,510)
                                             ----------
         Benefit obligation
          as of December 31, 1998            $1,348,030
         ------------------------            ==========

         Change in plan
          assets:
         Fair value as
          of January 1, 1998                 $1,319,124
         Actual return on plan
          assets                                 47,307
         Company contribution                   142,073
         Benefits paid                         (738,510)
         Plan expenses paid                      (9,027)
                                             ----------
         Fair value as
          of December 31, 1998               $  760,967
                                             ==========

         The Company amended the defined benefit plan in connection with the renewal of a collective bargaining agreement. The amendment provides that as of January 31, 1998, benefit accruals under the plan will be frozen for those active employees who accrued benefits under the plan before January 31, 1998. The amendment further provides that on and after January 31, 1998, employees hired by Wonderland will no longer be eligible to join the plan. The Company will make contributions on behalf of these employees at a fixed rate to the union 401(k) plan based upon hours worked. These contributions commenced in 1998 and amounted to approximately $4,300.


         During 1997 the Company established separate 401(k) plans for union and nonunion employees, respectively. The plans are administered by an insurance company. The Company made contributions on behalf of certain union employees based upon a fixed rate and performances worked. The total of these contributions was approximately $56,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.

8.       PENSION PLANS AND RETIREMENT BENEFITS (continued)

         The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment.


         Expense for all retirement plans of the Company for the years ended December 31, 1998, 1997, and 1996, was approximately $436,000, $358,000 and
    $329,000, respectively.


9.       INVESTMENTS

         During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG for the years ended December 31, 1998, 1997 and 1996 has been accounted for under the equity method (see Note 14 of Notes to Consolidated Financial Statements).

         The following summarized financial information was derived from BBRG's financial statements which have been audited by other independent certified public accountants, and included in their Form 10-K for the year ended December 27, 1998:


    BALANCE SHEET INFORMATION           DECEMBER 27, December 28,
        (IN THOUSANDS)                     1998          1997
                                        -----------  ------------
        Current assets                    $ 4,848       $ 4,050
        Property and equipment             33,043        30,405
        Noncurrent assets                   8,754         8,617
        Current liabilities                12,531        11,786
        Noncurrent liabilities              4,298         4,274
        Stockholders' equity               29,816        27,012



                                                     Years Ended
                                       -----------------------------------------
    OPERATIONS INFORMATION             DECEMBER 27,  December 28,   December 29,
        (IN THOUSANDS)                     1998          1997           1996
                                       ------------  ------------   ------------

        Net sales                         $99,396       $94,904        $87,753
        Gross profit                       71,887        68,503         62,968
        Net income                          2,684         1,731            467
        Company's equity in net
          earnings of BBRG                    525           337             86

    The quoted market value of BBRG stock during 1998 reflected a high and low price of $9.88 and $4.63, respectively. The quoted market value of BBRG stock at December 31, 1998, reflected a price $9.50.



10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


         Accounts payable and accrued liabilities as of December 31, 1998 and 1997 consisted of the following:

                                            1998           1997
                                         ----------     ----------


        Accounts payable, trade          $  853,220     $2,399,542
        Other accrued liabilities           882,598      1,666,913
        Accrued bonus                       322,777        481,000
        Accrued interest                    336,923        218,292
                                         ----------     ----------
                                         $2,395,518     $4,765,747
                                         ==========     ==========

11.      TRANSACTIONS WITH OFFICERS, EMPLOYEES AND RELATED PARTIES

         In May 1994, the Company purchased all restaurant and concession operations at Wonderland from BBRG for a sales price of $770,000. Included in the term note of $970,000 was additional amounts owed to BBRG for costs incurred under a Cross Indemnification agreement amounting to $200,000, and interest expense of approximately $58,000 each of the last three years.

         The Company received payments of $80,000 in January 1995, as repayments on a note receivable from Charles Sarkis, the Company's Chairman and majority stockholder. At December 31, 1998 and 1997, the aggregate amounts of loans outstanding to officers/stockholders including interest, was $893,393 and $820,949, respectively. The loans have been restructured and are payable over five years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amount of $384,434 is due from Charles Sarkis and $508,959 is due from Richard P. Dalton, the Company's President, Chief Executive Officer, and stockholder. Charles Sarkis' loan, including interest, has previously been recorded as a component of stockholders' equity. The $384,434 is now recorded as a note receivable at December 31, 1998. The accrued bonus due to Charles F. Sarkis and Richard P. Dalton of $419,500 and $200,100 at December 31, 1998, respectively, will be used to repay the outstanding notes receivable balances as they become due. See Note 14 for additional transactions with related parties. These bonuses amounts are classified in Accounts payable and other accrued liabilities and Other long-term liabilities at December 31, 1998.


12.      NET GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

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


13.      CHANGE IN LIABILITY

         In prior years, Westwood recorded a liability of approximately $890,000 to a supplier. During 1998, Westwood eliminated the recorded liability by recording approximately half as discontinued operations on Foxboro and recording approximately half against general operating expenses of Wonderland.


14.      SUBSEQUENT EVENT

         On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement (the "Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 15, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark
    L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock of the surviving corporation. As of the date of the Merger, the Company holds 48.64% of the common stock of BBRG on a fully diluted basis. Following the Merger, BBRG no longer meets the requirements of a public company and its shares will no longer be listed or traded in the public market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        DIRECTORS

        NAME                      AGE      SINCE      POSITION
        ----                      ---      -----      --------


        Charles F. Sarkis         59        1978      Chairman of the Board

        Richard P. Dalton         51        1978      President, Chief Executive
                                                        Officer, Director

        A. Paul Sarkis            31        1995      Executive Vice President,
                                                        Director

        Paul J. DiMare            56        1987      Director


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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three years ended December 31, 1998, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.


                                            COMPENSATION                           --AWARDS-- PAYOUTS
-----------------------------------------------------------------------------------------------------------------------

       NAME AND                                 OTHER     RESTRICTED
       PRINCIPAL                                ANNUAL      STOCK      OPTIONS/       LTIP     ALL OTHER
       POSITION           YEAR      SALARY      BONUS    COMPENSATION   AWARDS(S)     SARS      PAYOUTS    COMPENSATION
-----------------------   ----    --------    --------   ------------  ----------     ----     ---------   ------------

Charles F. Sarkis         1998    $250,000    $159,500
  Chairman of the Board   1997    $200,000    $269,000          -          20,000        -          -            -
                          1996    $200,000    $      -          -               -        -          -            -

Richard P. Dalton         1998    $205,000    $ 95,700
  President and  Chief    1997    $186,250    $161,400          -          15,000        -          -            -
  Executive Officer       1996    $180,000           -          -               -        -          -            -

A. Paul Sarkis            1998    $125,000    $ 63,800
  Executive Vice          1997    $ 93,750    $107,600          -           7,500        -          -            -
  President

Richard G. Egan, Jr.      1998    $110,000    $      -          -               -        -          -            -
  Former Vice             1997    $100,817    $  9,840          -           5,000        -          -            -
  President and CFO

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               During the year ended December 31, 1998, Messrs. Charles F. Sarkis, Richard P. Dalton and A. Paul Sarkis served as executive officers of the Company and as members of the Board of Directors of the Company which performs the functions of a compensation committee. In addition, Mr. Charles F. Sarkis served as a director and executive officer of BBRG and Mr. Dalton served as a member of the Compensation Committee of the Board of Directors of BBRG.


               REMUNERATION OF DIRECTORS - The Company pays to each nonemployee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Committee meeting attended.


               COMPENSATION PLAN - The Company has adopted a executive compensation plan. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus up to 5% of income before income taxes will be available to reward an employee's individual performance. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors.

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

                             Year-End Option Values

               The table below shows the total number of unexercised options held at December 31, 1998. There are no unexercised in-the-money options(1) a the fiscal year-end. No options were exercised in the year-ended December 31, 1998.

                                     Number of Securities                        Value of Unexercised
                                    Underlying Unexercised                      In-The-Money Options at
                                Options at Fiscal Year-End(#)                        Year-End($)(1)
                                -----------------------------                   -----------------------
       Name                  Exercisable            Unexercisable           Exercisable            Unexercisable
------------------           -----------            -------------           -----------            -------------
Charles F. Sarkis               95,000                      -                    0                       -

Richard P. Dalton               40,000                      -                    0                       -

A. Paul Sarkis                  32,500                      -                    0                       -

Richard G. Egan Jr.                  0                  5,000                    0                       0

(1) In-the-Money Options are those where the fair market value of the underlying Securities exceeds the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON STOCK

    The following table sets forth certain information, as of April 15, 1999, with respect to the beneficial ownership of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

                                                AMOUNT AND NATURE
                      NAME AND ADDRESS            OF BENEFICIAL     PERCENT
                     OF BENEFICIAL OWNER          OWNERSHIP (1)    OF CLASS

               Directors and Officers:


               Richard P. Dalton                     52,350(2)       13.7%
               The Westwood Group, Inc.
               190 VFW Parkway
               Revere, MA 02151

               Paul J. DiMare*                      143,300(3)       37.4%
               P.O. Box 900460
               Homestead, FL  33090

               A. Paul Sarkis                        48,609(4)       12.4%
               Back Bay Restaurant Group, Inc.
               284 Newbury Street
               Boston, MA 02115

               Charles F. Sarkis*                   899,616(5)       72.4
                                                  ---------          ----
               Back Bay Restaurant Group, Inc.
               284 Newbury Street
               Boston, MA 02115

               All Directors and Officers as a
                  group (five persons)            1,143,875(6)       83.4
                                                                     ====

Holders of more than 5%, not included above
-------------------------------------------

               Dimare Homestead, Inc.                92,500(7)       27.0%
               Jori M. Baker                         37,749(8)       10.2%
               Michael S. Fawcett                    25,600(9)        7.0%
               Joseph J. O'Donnell                   47,669(10)      12.9%
               Pauline F. Evans                      26,122(11)       7.6%
               Patricia F. Harris                    19,850(12)       5.8%


* Messrs. Sarkis and DiMare each beneficially owns over five percent of the outstanding Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). For purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days, including by conversion of such stockholder's shares of Class B Common Stock into shares of Common Stock or by exercise of options. For purposes of this table, any shares of Common Stock not outstanding which are subject to such a right, or conversion privileges, are deemed to be outstanding for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.

(2) Includes presently exercisable options to purchase 40,000 shares.


(3) Includes 92,500 shares held of record by DiMare Homestead Inc. over which Mr. DiMare has voting and investment power, and presently exercisable options and grants to purchase 40,000 shares.

(4) Includes presently exercisable options to purchase 32,500 shares and 16,109 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis.

(5) Consists of 804,616 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis as well as presently exercisable options to purchase 95,000 shares. Does not include 6,750 shares of Common Stock or 2,900 shares of Class B Common Stock held by Mr. Sarkis' former wife; Mr. Sarkis disclaims beneficial ownership of such shares. See footnote (2) to the table below showing beneficial ownership of Class B Common Stock.

(6) Includes presently exercisable options to purchase 207,500 shares and 820,725 shares issuable upon conversion of shares of Class B Common Stock, held by all directors and officers as a group.

(7)  See Footnote (3)

(8) Includes 7,665 shares held of record by International Planning Group 401(K) Profit Sharing Plan over which Mr. Baker has voting and investment power, and presently exercisable options to purchase 26,334 shares. Mr. Baker's address is c/o The Baker Companies, 62 Walnut Street, Wellesley, Massachusetts 02181.

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

(11) Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida
     33308.

(12) Ms. Harris' address is 11 Royal Road, Brookline, Massachusetts 02146.


(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF CLASS B COMMON STOCK


    The following table sets forth certain information, as of April 15, 1999 with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, and named Executive Officer and by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by the.


                                                SHARES OF CLASS B
                   NAME AND ADDRESS               COMMON STOCK       PERCENT
                  OF BENEFICIAL OWNER        BENEFICIALLY OWNED(1)  OF CLASS
                  -------------------        ---------------------  --------

            Charles F. Sarkis                       804,616(2)        88.2%
            Back Bay Restaurant Group, Inc.
            284 Newbury St.
            Boston, MA 02116

            A. Paul Sarkis                           16,109            1.8%
            Back Bay Restaurant Group, Inc.
            284 Newbury St.
            Boston, MA 02116
                                                    -------           ---

            All Directors and                       820,725(2)         90%
             Officers as a                          =======           ===
             Group (five persons)

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


(2) Includes shares held by Sarkis Management Corporation which is wholly-owned by Mr. Sarkis. Does not include 93,754 shares held by Mr. Sarkis' six adult children (including A. Paul Sarkis) or 2,900 shares held by Mr. Sarkis' former wife; Mr. Sarkis disclaims beneficial ownership of such shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The Company made loans of $28,000, $52,000 and $32,400 to Richard P. Dalton, a director and executive officer of the Company, in 1986, 1987 and 1988 respectively, in connection with certain purchases by Mr. Dalton of shares of the Company's Common Stock. Personal loans in the amounts of $107,905, $55,104 and $10,000 were also made to Mr. Dalton during 1989, 1990 and 1991, respectively. During 1990, Mr. Dalton repaid $25,000 in principal amount of these loans. The Company also made personal loans to Mr. Sarkis in the amounts of $201,086 and $209,237 during 1989 and 1990, respectively. In January, 1995, Mr. Sarkis repaid $80,000 to the Company. The restructuring of these loans have been agreed upon by the principals and formal agreements are to be prepared and executed. These loans are to be payable over five years of monthly principal and interest payments maturing on December 31, 2003, and bear interest at 8.0% per annum. As of December 31, 1998, the outstanding balance on these loans, including accrued interest, is $893,393:

     (b) Mr. Charles F. Sarkis is the majority shareholder of the Company. At December 31, 1998, the Company owned 19% of the common stock of Back Bay Restaurant Group, Inc. ("BBRG). Certain arrangements between the Company and BBRG and/or their respective affiliates were made while BBRG was a wholly-owned subsidiary of the Company and accordingly, were established by related parties and were not subject to arms length negotiations. Prior to 1994, the Company and BBRG were parties to agreements pursuant to which BBRG operated the concession business and received certain other revenues in connection with the operation of Wonderland Greyhound Park and Foxboro Park, two pari-mutuel race tracks owned by the Company. In May 1994, BBRG transferred its concession and related operations to the Company in return for $770,000 term note to which $200,000 owed by the Company to BBRG was added, to bring the total principal amount of the note to $970,000. In 1997, this note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

     (c) On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement (the "Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 5, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock of the surviving corporation. As of the date of the Merger, the Company holds 48.64% of the common stock of BBRG on a fully diluted basis. Following the Merger, BBRG no longer meets the requirements of a public company and its shares will no longer be listed or traded in the public market.

     (d) Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation for its services, the Company agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totalling 6% of the total of the Company's capital stock at $3 per share (the "success fee" option). The success fee also stipulated that the principle of such firm, who was a director of the Company, would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee options are exercised. Upon completion of the contract, the total costs were deemed to be materially less than the value of the success fee and thus the success fee options were not granted. The Company intends to renegotiate the amount of shares, price per share and other terms. The Company has previously recorded an estimated reserve of $100,000 for this consulting arrangement which is included with accounts payable and other accrued liabilities in the accompanying consolidated balance sheet.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

            Included under Item 8 in Part II of this report:
            Reports of Independent Accountants
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

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

(3) Exhibits

    3.1     Certificate of Incorporation of the Company.(1)

    3.2 Amendment, dated May 15, 1987, to the Certificate of Incorporation of the Company.(4)

    3.21 Amendment, dated November 2, 1995, to the Certificate of Incorporation of the Company.(9)

    3.3     Bylaws of the Company.(1)

    4.1 Indenture, dated as of August 15, 1987, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company's Subordinated Notes.(2).

    4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust company, as trustee.(4)

    10.7 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 103 - Electrical Workers, dated November 12, 1986.(2)

    10.8    Retirement arrangement with James F Kelley.(5)

    10.9 Loan Agreement dated May 15, 1992, in connection with a loan from the MSCGAF Realty Trust, together with a promissory note and a mortgage and security agreement.(6)

    10.10 Term Loan Agreement, dated August 24, 1992 in connection with a loan from First Trade Union Savings Bank, FSB, together with a term promissory note, a pledge and security agreement and with a Modification Agreement, dated August 27, 1992.(6)

    10.11 Creditor Trust and Settlement Agreement dated September 29, 1992, in connection with a settlement with certain trade creditors, together with a promissory note and a creditors trust security agreement.(6)

    10.12 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992.(6)

    10.13 Contract dated November 20, 1992, in connection with services to be provided to the Company by an entity of which a former Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993.(6)

    10.14 Collective Bargaining Agreement between the Company and United Food and Commercial Workers' Union, Local 1445 AFL-CIO, CLC, dated June 1, 1993.(7)

    10.15 Collective Bargaining Agreement between the Company and Local 25-Teamsters, effective January 1, 1993.(7)

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

    10.22 Collective Bargaining Agreement Extension between RFSC, Inc. and Local 26 - Hotel and Restaurant Workers, effective January 1, 1994.(8)

    10.23 Settlement Agreement between Wonderland Greyhound Park, Inc. and Local 254 Service Employees International Union, dated September 19, 1994, in connection with a successor collective bargaining agreement.(8)

    10.24 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995.(8)

    10.25 Margin Account Client Agreement between Westwood Financial Group, Inc. and Tucker Anthony Inc., dated May 19, 1994, together with a side agreement detailing additional terms.(8)

    10.26 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Hamess).(10)

    10.27 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Thoroughbred).(10)

    10.28 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Park).(10)

    10.29   Form of Executive Non-Qualified Stock Option Agreement.(10)

    10.30   Form of Employee Non-Qualified Stock Option Agreement.(10)

    10.31 Third Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated January 5, 1998.(10)

    10.32 Voting and Shares Exchange Agreement, dated as of March 31, 1999. (filed herewith).

    21      Subsidiaries of the Company (filed herewith).

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

    (6) Filed with the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

    (7) Filed with the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.

    (8) Filed with the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

    (9) Filed with the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.

    (10) Filed with the Company's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

            (b) REPORTS ON 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

    SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE WESTWOOD GROUP, INC.

                                                 By /s/ Charles F. Sarkis
                                                    ----------------------------
                                                 Charles F. Sarkis
                                                 Chairman of the Board
Date: April 15, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date: April 15, 1999      By /s/ Charles F. Sarkis
                                 -------------------------------------------
                                 Charles F. Sarkis
                                 Chairman of the Board

    Date: April 15, 1999      By /s/ Richard P. Dalton
                                 -------------------------------------------
                                 Richard P. Dalton
                                 President, Chief Executive
                                 Officer and Director
                                 (Principal financial and accounting officer)

    Date: April 15, 1999      By /s/ A. Paul Sarkis
                                 -------------------------------------------
                                 A. Paul Sarkis
                                 Executive Vice President Director

    Date: April 15, 1999      By /s/ Paul J. DiMare
                                 -------------------------------------------
                                 Paul J. DiMare
                                 Director