Form 10-Q
period 1999-03-31
WESTWOOD GROUP INC
filed 1999-05-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1999
                                 ----------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  __________________ TO ______________

COMMISSION FILE NUMBER:                      0-1590
                                 ----------------------------------

                            THE WESTWOOD GROUP, INC.
-------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 DELAWARE                                    04-1983910
-------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF   (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

190 V.F.W. PARKWAY, REVERE, MASSACHUSETTS                  02151
-------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                             781-284-2600
-------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             NOT APPLICABLE
-------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
SINCE LAST REPORT)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of march 31, 1999 343,210 shares of the registrant's common stock, par value $.01 Per share and 912,015 shares of the registrant's class b common stock, par value $.01 Per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                     ASSETS
                                     ------

                                                                                           March 31,              December 31,
                                                                                              1999                   1998
                                                                                        -------------             ------------
                                                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $     143,801             $    188,462
   Restricted cash                                                                             57,560                  170,052
   Accounts receivable                                                                         32,907                   23,496
   Prepaid expenses and other current assets                                                  206,310                  168,964
   Notes receivable from officers                                                             151,377                  151,377
                                                                                        -------------             ------------

     Total current assets                                                                     591,955                  702,351
                                                                                        -------------             ------------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                       348,066                  348,066
   Building and building improvements                                                      18,430,225               18,466,838
   Machinery and equipment                                                                  4,582,340                4,498,547
                                                                                        -------------             ------------
                                                                                           23,360,631               23,313,451

   Less accumulated depreciation and amortization                                         (17,591,427)              17,458,993
                                                                                        --------------            ------------

     Net property, plant and equipment                                                      5,769,204                5,854,458
                                                                                        -------------             ------------

OTHER ASSETS:
   Deferred financing costs, less accumulated
    amortization of $17,829 and $10,883, respectively                                         164,319                  171,265
   Investments                                                                              5,802,214                5,849,814
   Notes receivable from officers                                                             742,016                  742,016
     Other assets, net                                                                         12,000                   49,559
                                                                                        -------------             ------------

     Total other assets                                                                     6,720,549                6,812,654
                                                                                        -------------             ------------

     Total assets                                                                       $  13,081,708             $ 13,369,463
                                                                                        =============             ============



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                            March 31,             December 31,
                                                                                              1999                    1998
                                                                                        -------------             ------------
                                                                                          (Unaudited)
CURRENT LIABILITIES:

   Accounts payable and other accrued liabilities                                       $   1,955,315             $  2,395,518
   Outstanding pari-mutuel tickets                                                            387,847                  622,447
   Net liabilities of discontinued operations                                                 704,420                  704,420
   Current maturities of long-term debt                                                       354,838                  350,663
   Debt obligations in default                                                                 10,000                   10,000
                                                                                        -------------             ------------

     Total current liabilities                                                              3,412,420                4,083,048


LONG-TERM DEBT, less current maturities                                                     5,482,197                5,550,847
OTHER LONG-TERM LIABILITIES                                                                 3,237,951                3,270,114
                                                                                        -------------             ------------

     Total liabilities                                                                     12,132,568               12,904,009
                                                                                        -------------             ------------

STOCKHOLDERS'  EQUITY:
   Common stock, $.01 par value; authorized
     3,000,000 shares, 1,936,409 shares issued                                                 19,444                   19,444
   Class B Common stock, $.01 par value; authorized
     1,000,000 shares;  912,615 shares issued                                                   9,126                    9,126
      Additional paid-in capital                                                           13,379,275               13,379,275
   Accumulated deficit                                                                     (4,244,519)              (4,728,205)
   Other comprehensive loss                                                                  (249,404)                (249,404)
   Cost of 1,593,199 common and 600 Class B
    common shares in treasury                                                              (7,964,782)              (7,964,782)
                                                                                        -------------             ------------

     Total stockholders' equity                                                               949,140                  465,454
                                                                                        -------------             ------------

     Total liabilities and stockholders' equity                                         $  13,081,708             $ 13,369,463
                                                                                        =============             ============



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                            1999                      1998
                                                                                        -------------             ------------
OPERATING REVENUE:
   Pari-mutuel commissions                                                              $   3,610,516             $  4,102,084
   Concessions                                                                                332,610                  398,828
   Other                                                                                      321,799                  371,642
                                                                                        -------------             ------------
     Total operating revenue                                                                4,264,925                4,872,554
                                                                                        -------------             ------------

OPERATING EXPENSES:
   Wages, taxes and benefits                                                                1,365,277                1,623,215
   Purses                                                                                   1,042,229                1,218,500
   Cost of food and beverage                                                                   98,456                  115,770
   Administrative                                                                             292,431                  326,335
   General operating                                                                          655,489                  888,499
   Depreciation and amortization                                                              175,381                  146,290
                                                                                        -------------             ------------

     Total operating expenses                                                               3,629,263                4,318,609
                                                                                        -------------             ------------

     Income from operations                                                                   635,662                  553,945
                                                                                        -------------             ------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                                      (81,574)                (101,388)
   Equity income (loss) in investments                                                        (47,600)                  67,600
   Other income,  net                                                                             -                     99,439
                                                                                        -------------             ------------

 Total other income (expense)                                                               (129,174)                   65,651

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                                                  506,488                  619,596

PROVISION FOR INCOME TAX                                                                       22,800                   26,000

NET INCOME                                                                              $     483,688             $    593,596
                                                                                        =============             ============

BASIC AND DILUTED PER SHARE DATA:

     Net income                                                                         $         .38             $        .47
                                                                                        =============             ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                                            $   1,263,225             $  1,263,225
                                                                                        =============             ============


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (Unaudited)

                                                                                                          For The
                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                             1999                     1998
                                                                                        -------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $     483,688             $    593,596
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                                            175,380                  146,290
     Equity in (income) loss from investments                                                  47,600                  (67,600)
     Changes in operating assets and liabilities:
       Restricted cash                                                                        112,492                   12,921
       Accounts receivables                                                                    (9,411)                 (30,531)
       Prepaid expenses and other current assets                                              (37,346)                  41,625
       Other assets                                                                             1,559                  (10,680)
       Accounts payable
        and other accrued liabilities                                                        (440,203)                 114,669
       Other long-term liabilities                                                           (266,765)                 (60,895)
                                                                                        -------------             ------------

         Total adjustments                                                                   (416,694)                 145,799
                                                                                        -------------             ------------

         Net cash provided by operating activities                                             66,994                  739,395
                                                                                        -------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                                 (47,180)                (138,934)
                                                                                        -------------             ------------

         Net cash used in investing activities                                                (47,180)                (138,934)
                                                                                        -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                                 -                        2,795
   Principal payments of debt                                                                 (64,475)                (297,296)
    Issuance of common stock                                                                    -                       24,000
                                                                                        -------------             ------------

         Net cash used in financing activities                                                (64,475)                (270,501)
                                                                                        -------------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     (44,661)                 329,960

CASH AND CASH EQUIVALENTS, beginning of period                                                188,462                  374,292
                                                                                        -------------             ------------

CASH AND CASH EQUIVALENTS, end of period                                                $     143,801             $    704,252
                                                                                        =============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
     Interest                                                                           $     135,404             $    112,650
     Income taxes                                                                       $      28,000             $     26,561

   The accompanying notes are an integral part of these consolidated condensed financial statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM RESULTS
     ---------------
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998. See the Company's Annual Report on Form 10-K for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The accompanying consolidated condensed financial statements as of March 31, 1999 and December 31, 1998 and for the three month periods ended March 31, 1999 and 1998 include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     RECLASSIFICATIONS
     -----------------

     Certain reclassifications were made to the 1998 financial statement amounts to conform with the 1999 presentation.

     FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998
     ---------------------------------------------------------

     The consolidated balance sheet at December 31, 1998 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1998.

     DEBT
     ----

     Long-term obligations which are in default have been classified as current liabilities (see Note 4).

     INCOME PER COMMON SHARE
     -----------------------

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income per share of common stock is computed by dividing the net income by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 1999 and 1998 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                  (Unaudited)
                                    ---------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------

     INCOME PER COMMON SHARE (continued)
     -----------------------

     The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

2.   DISCONTINUED OPERATIONS
     -----------------------

     In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997 (see Legal Proceedings at Item 1). As a result, the Company discontinued its harness racing operations.

     The remaining liabilities of the Company's discontinued operations at March 31, 1999, are comprised of the following:

                                                                                                MARCH 31, 1999
                                                                                                --------------

                  Creditors Trust Agreement Promissory                                           $    174,451
                  Obligations and other liabilities
                  Trade Payables                                                                       53,598
                  Outstanding pari-mutuel tickets                                                     476,371
                                                                                                 ------------

                                                                                                 $    704,420
                                                                                                 ============

     In February 1998 the Company executed an Assignment for the Benefit of Creditors ("AFBC") for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. (collectively, the "Foxboro Entities"). The AFBC was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors. Provided that 70% in amount and 50% in number of the Foxboro Entities creditors become Assenting Creditors, the Company will subordinate its claims except for those claims relating to certain contingent litigation matters. Creditors must file a written assent with the Assignee in order to become an Assenting Creditor. Assenting Creditors agree that the submission of an assent to this AFBC will operate as a release of any claims, that could be asserted by an Assenting Creditor seeking to avoid the corporate separateness of the Company or any affiliate of the Company and the Foxboro Entities.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                  (Unaudited)
                                    ---------


4.   DEBT
     ----

     Long-term debt consisted of the following:

                                                                                          March 31,               December 31,
                                                                                            1999                      1998
                                                                                        -------------             ------------
     9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring
          84 monthly payments of principal and interest of $58,319 beginning
          August 1, 1998 collateralized by a mortgage and security interest in all real estate and personal property located at Wonderland Greyhound
          Park and by 125,000 shares of BBRG common stock held by the Company.          $   4,845,897             $  4,904,828

     6% BBRG Term Note, payable in equal quarterly payments of principal and interest beginning in 1999, collateralized by certain tangible
          personal property and licenses.                                                     970,000                  970,000

     7.5% Promissory Note, payable in 60 monthly payments of principal and
          interest of $2,003, commencing April, 1995.                                          21,138                   26,682

     14-1/4% Subordinated Notes, due August, 1997                                              10,000                   10,000
                                                                                        -------------             ------------

                                                                                        $   5,847,035             $  5,911,510

     Less:
          Current maturities                                                                  354,838                  350,663
          Debt obligations in default                                                          10,000                   10,000
                                                                                        -------------             ------------

     Long-term portion                                                                  $   5,482,197             $  5,550,847
                                                                                        =============             ============

     In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In 1997 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

     In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes) exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the Exchange. As of March 31, 1999, a balance of $10,000 remains unpaid and in default.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                  (Unaudited)
                                    ---------


3.   DEBT (continued)
     ----

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

4.   INVESTMENTS
     -----------

     During 1994, the Company and Back Bay Restaurant Group, Inc.("BBRG") jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method. (see Note 5)

     The following unaudited financial information summarizes the financial position and results of operations of BBRG:

                                                                                           March 28               December 27
                                                                                             1999                     1998
                                                                                        -------------             ------------
         (In thousands)
         Balance Sheet data
            Current assets                                                              $       3,517             $      4,848
            Property and equipment, net                                                        33,120                   33,043
            Noncurrent assets                                                                   8,751                    8,754
            Current liabilities                                                                12,505                   12,531
            Noncurrent liabilities                                                              3,304                    4,298
            Stockholders' equity                                                               29,579                   29,816

                                                                                                  Thirteen Weeks Ended
                                                                                           March 28                 March 29
                                                                                            1999                      1998
                                                                                        -------------             ------------
             (In thousands) Earnings data:
             Net sales                                                                  $      24,879             $     23,126
             Income from restaurant operations                                                  3,323                    2,618
             Net income (loss)                                                                   (243)                     356
             Company's equity in net income (loss)                                                (48)                      68


                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                  (Unaudited)
                                   ---------


5.   SUBSEQUENT EVENT
     ----------------

     On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement (the "Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger) with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 15, 1999. Pursuant to the Merger, the holders of BBRG';s common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria and Richard
     P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock of the surviving corporation. As of the date of the Merger, the Company holds 48,64% of the common stock of BBRG on a fully diluted basis. Following the Merger, BBRG no longer meets the requirements of a public company and its shares are no longer listed or traded in the public market.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended March 31, 1999 and 1998.

                                                    1999                1998
                                                -----------         ------------

Performances                                             85                  103
Simulcast days                                           89                   90
Pari-mutuel handle (thousands)
     Live-on track                              $     6,155         $      8,283
     Live-simulcast                                  10,903                9,796
     Guest-simulcast                                 12,286               13,500
                                                -----------         ------------
         Total                                  $    29,344         $     31,579
                                                ===========         ============

Total attendance                                     86,086              103,821
                                                ===========         ============

Average per capita on site wagering             $       214         $        210
                                                ===========         ============

     OPERATING REVENUE
     -----------------

     The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

     Total operating revenue decreased to $4.265 million in the quarter ended March 31, 1999 as compared to $4.873 million in the same period of 1998. Pari-mutuel commissions decreased by approximately $491,000 or 12% to $3.611 million for the three months ended March 31, 1999 from $4.102 million in 1998. Total handle in first quarter of 1999 was approximately $29.3 million as compared to $31.6 million in 1998. Guest-simulcast handle decreased by approximately $1,214,000 or 9% from $13.5 million in the first quarter of 1998 to $12.3 million in the corresponding period in 1999. Live-on track handle decreased by approximately $2.1 million or 25.7% in 1999 as compared to 1998, while Live-simulcast handle increased by approximately $1.1 million or 11.3%.

     The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track handle and guest-simulcast handle which was partially offset by an increase in Live-simulcast handle and Guest-simulcast handle as well as an increase in the commission rate. Wonderland had eighteen fewer live racing performances in 1999 as compared to 1998, with an average attendance of approximately 1,013 persons, while average attendance was approximately 1,008 persons in 1998.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------

     Concessions revenue of approximately $333,000 for the three months ended March 31, 1999 decreased by approximately $65,000 from approximately $398,000 for the three months ended March 31, 1999. Other operating revenue consists of program sales, admissions, parking and gift shop sales. These revenues decreased by approximately $50,000 or 13% in 1999 as compared to 1998 to approximately $322,000 from approximately $372,000.

     Pari-mutuel commission for the three months ended March 31, 1999 included approximately $63,000 deposited each into the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund.

     OPERATING EXPENSES
     ------------------

     Operating expenses of approximately $3.629 million for the three months ended March 31 1999 decreased by approximately $690,000 from approximately $4.319 million for the three months ended March 31, 1998.

     The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with wages, administrative and food costs.

     INTEREST EXPENSE
     ----------------

     Interest expense decreased by approximately $19,000 for the three months ended March 31, 1999 from $101,000 in the three months ended March 31, 1998 to approximately $82,000 in the three months ended March 31, 1999. The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources-General).

     EQUITY INCOME (LOSS) IN INVESTMENTS
     -----------------------------------

     At December 31, 1998, the Company owned approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG"). During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company's investment in BBRG has been accounted for under the equity method. The equity income (loss) in investments represents the Company's proportionate share of BBRG's net earnings (see Note 5).

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------

     OTHER INCOME, NET
     -----------------

     Other income, net decreased by approximately $99,000 to $ 0 during the first quarter of 1999 as compared to approximately $99,000 for the corresponding period in 1998. The decrease is attributable to the realization of asset recovery proceeds in the first quarter of 1998.

     DEPRECIATION AND AMORTIZATION
     -----------------------------

     Depreciation and amortization increased approximately $29,000 to $175,000 in the three months ended March 31, 1999, from $146,000 in the comparable period in 1998. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset Depreciation has increased as additions have been made to fixed assets.

     INCOME TAX PROVISION
     --------------------

     The Company's provision for income taxes is less than the statutory federal tax rate of 34% during the first quarter of 1999 and 1998 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $22,800 and $26,000 in the first quarter of 1999 and 1998, respectively, represents estimated state taxes and federal alternative minimum tax.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At March 31, 1999, the Company has a working capital deficit of approximately $2.8 million, a stockholders' surplus of approximately $949,000 and is in default on certain debt obligations totalling approximately $10,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

     The Company's cash and cash equivalents totaled approximately $144,000 at March 31, 1999, compared with $188,000 at December 31, 1998. The Company generated cash flows from operations of approximately $66,994 during the first quarter of 1999 as compared to $739,000 during the corresponding period in 1998. Non cash items included in the Company's net income in the first quarter of 1999 consist of depreciation and amortization expense of $175,000 and equity in income (loss) from investments of approximately ($48,000). Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $640,000 of cash in the first quarter of 1999. Net cash used in investing activities in 1999 of $47,180 represents investments and additions to the property, plant and equipment. Financing activities in 1999 include $64,475 of funds used to reduce outstanding balances on long term debt.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------


RACING OPERATIONS
-----------------

     In order to meet the requirements for renewal of racing licenses in 2000, the Company's racing subsidiary must demonstrate, amongst other criteria, it is a financially stable entity, capable of disposing of its obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their application for 2000 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

     In the event that the Company is not successful in obtaining a Year 2000 racing license, the adverse impact on the Company's financial results and position would be material.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 2. CHANGES IN SECURITIES
-----------------------------

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        None

ITEM 5. OTHER INFORMATION
-------------------------

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (a) Exhibit
            None

        (b) Reports on Form 8-K
            None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                   (UNAUDITED)
                                    ---------


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE WESTWOOD GROUP, INC.

Date    May 14, 1999                                  /s/ Richard P. Dalton
                                                      --------------------------
                                                      Richard P. Dalton
                                                      President, Chief Executive
                                                      Officer and Director
                                                      (Principal Financial and
                                                       Accounting Officer)