Form 10-Q
period 1999-06-30
WESTWOOD GROUP INC
filed 1999-08-23
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1999

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

AS OF JUNE 30, 1999 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                          June 30,          December 31,
                                                            1999                1998
                                                        ------------        ------------
                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                            $  3,713,888        $    188,462
   Restricted cash                                           153,274             170,052
   Accounts receivable                                       411,974              23,496
   Prepaid expenses and other current assets               2,367,573             168,964
   Notes receivable from officers                             83,993             151,377
                                                        ------------        ------------
     Total current assets                                  6,730,702             702,351
                                                        ------------        ------------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                      348,066             348,066
   Building and building improvements                     62,765,306          18,466,838
   Machinery and equipment                                25,931,883           4,498,547
                                                        ------------        ------------
                                                          89,045,255          23,313,451

   Less accumulated depreciation and amortization        (49,771,127)        (17,458,993)
                                                        ------------        ------------

     Net property, plant and equipment                    39,274,128           5,854,458
                                                        ------------        ------------

OTHER ASSETS:
   Intangibles, net                                       15,412,439             220,824
   Investments                                                    --           5,849,814
   Notes receivable from officers                            543,505             742,016
                                                        ------------        ------------
     Total other assets                                   15,955,944           6,812,654
                                                        ------------        ------------

     Total assets                                       $ 61,960,774        $ 13,369,463
                                                        ============        ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30,          December 31,
                                                              1999                1998
                                                          ------------        ------------
                                                           (Unaudited)
CURRENT LIABILITIES:

   Accounts payable and other accrued liabilities         $ 13,854,767        $  2,395,518
   Outstanding pari-mutuel tickets                             525,127             622,447
   Net liabilities of discontinued operations                  704,420             704,420
   Current maturities of long-term debt                      1,590,777             350,663
   Debt obligations in default                                  10,000              10,000
                                                          ------------        ------------
       Total current liabilities                            16,685,091           4,083,048

LONG-TERM DEBT, less current maturities                     39,797,270           5,550,847
OTHER LONG-TERM LIABILITIES                                  1,852,082           3,270,114
                                                          ------------        ------------

       Total liabilities                                    58,334,443          12,904,009
                                                          ------------        ------------

MINORITY INTEREST IN SUBSIDIARY                              2,321,100                  --
                                                          ------------        ------------
STOCKHOLDERS'  EQUITY:
   Common stock, $.01 par value; authorized
     3,000,000 shares, 1,944,409 shares issued                  19,444              19,444
   Class B Common stock, $.01 par value; authorized
     1,000,000 shares;  912,615 shares issued                    9,126               9,126
       Additional paid-in capital                           13,379,275          13,379,275
   Accumulated deficit                                      (3,888,428)         (4,728,205)
   Other comprehensive loss                                   (249,404)           (249,404)
   Cost of 1,593,199 common and 600 Class B
     common shares in treasury                              (7,964,782)         (7,964,782)
                                                          ------------        ------------

       Total stockholders' equity                            1,305,231             465,454
                                                          ------------        ------------

       Total liabilities and stockholders' equity         $ 61,960,774        $ 13,369,463
                                                          ============        ============



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   For The
                                                                              Three Months Ended
                                                                                   June 30,
                                                                           1999                1998
                                                                       ------------        ------------
OPERATING REVENUE:
   Pari-mutuel commissions                                             $  3,815,197        $  3,981,574
   Restaurants                                                           27,307,000                  --
   Concessions                                                              994,310             473,274
   Other                                                                    (81,187)            440,383
                                                                       ------------        ------------
     Total operating revenue                                             32,035,320           4,895,231
                                                                       ------------        ------------

OPERATING EXPENSES:
   Wages, taxes and benefits                                             10,097,306           1,782,737
   Purses                                                                 1,174,321           1,267,270
   Cost of food and beverage                                              7,484,494             150,347
   Administrative                                                         2,530,455             376,636
   General operating                                                      7,414,623           1,023,498
   Depreciation and amortization                                          1,310,940             156,791
                                                                       ------------        ------------
     Total operating expenses                                            30,012,139           4,757,279
                                                                       ------------        ------------
   Income from operations                                                 2,023,181             137,952
                                                                       ------------        ------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                 (1,126,005)           (116,671)
   Equity income (loss) in investments                                           --             147,900
   Other income, net                                                        (54,000)                 --
                                                                       ------------        ------------
     Total other income (expense)                                        (1,180,005)             31,299
                                                                       ------------        ------------

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY            843,176             169,181

PROVISION FOR INCOME TAX                                                    310,000                  --
INCOME BEFORE MINORITY INTEREST IN SUBSIDIARY                               533,176             169,181
MINORITY INTEREST IN SUBSIDIARY                                            (166,247)                 --
                                                                       ------------        ------------
INCOME FROM CONTINUING OPERATIONS                                           366,929             169,181
GAIN (LOSS) FROM OPERATIONS OF DISCONTINUED
  HARNESS RACING SUBSIDIARY                                                      --             576,200
                                                                       ------------        ------------
 NET INCOME                                                            $    366,929        $    745,381
                                                                       ============        ============

BASIC AND DILUTED PER SHARE DATA:

NET INCOME                                                             $        .29        $        .59
                                                                       ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                           $  1,263,225        $  1,263,225
                                                                       ============        ============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 For The
                                                            Six Months Ended
                                                                June 30,
                                                        1999                1998
                                                    ------------        ------------
OPERATING REVENUE:
   Pari-mutuel commissions                          $  7,425,713        $  8,083,657
   Restaurants                                        27,307,000                  --
   Concessions                                         1,326,920             871,863
   Other                                                 240,612             811,266
                                                    ------------        ------------
     Total operating revenue                        $ 36,300,245        $  9,766,786
                                                    ------------        ------------

OPERATING EXPENSES:
   Wages, taxes and benefits                          11,462,583           3,405,952
   Purses                                              2,216,550           2,485,770
   Cost of food and beverage                           7,582,950             265,117
   Administrative                                      2,822,886             703,426
   General operating                                   8,070,112           1,911,542
   Depreciation and amortization                       1,486,321             303,081
                                                    ------------        ------------
   Total operating expenses                           33,641,402           9,074,888
                                                    ------------        ------------
     Income from operations                            2,658,843             691,898
                                                    ------------        ------------

OTHER INCOME (EXPENSE):
   Interest expense, net                              (1,207,579)           (218,059)
   Equity income (loss) in investments                   (47,600)            215,500
   Other income, net                                     (54,000)             99,438
                                                    ------------        ------------
     Total other income (expense)                     (1,309,179)             96,879
                                                    ------------        ------------

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                           1,349,664             788,777

PROVISION FOR INCOME TAX                                 332,800              26,000
                                                    ------------        ------------

INCOME BEFORE MINORITY INTEREST IN SUBSIDIARY          1,016,864             762,777
MINORITY INTEREST IN SUBSIDIARY                         (166,247)                 --
                                                    ------------        ------------
INCOME FROM CONTINUING OPERATIONS                        850,617             762,777

GAIN (LOSS) FROM OPERATIONS OF DISCONTINUED
  HARNESS RACING SUBSIDIARY                                   --             576,200
                                                    ------------        ------------

NET INCOME                                          $    850,617         $1,338,,977
                                                    ============        ============

BASIC AND DILUTED PER SHARE DATA:

NET INCOME                                          $       0.67        $       1.06
                                                    ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                        $  1,263,225        $  1,263,225
                                                    ============        ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     For The
                                                                 Six Months Ended
                                                                     June 30,
                                                             1999                1998
                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $    850,617        $  1,338,977
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                          1,486,321             303,081
     Minority interest in net income of subsidiary            166,247
     Equity in (income) loss from investments                  47,600            (215,500)
     Gain from discontinued operations                             --            (576,200)
     Changes in operating assets and liabilities:
       Restricted cash                                         16,778            (175,603)
       Accounts receivables                                  (258,478)            316,413
       Prepaid expenses and other current assets             (710,609)           (312,191)
       Other current assets                                   318,384             (78,680)
       Investments                                          5,849,814                  --
       Other long term assets                                 198,511                  --
       Intangibles                                         (7,489,575)                 --
       Accounts payable
        and other accrued liabilities                       2,156,424             (49,574)
       Other long-term liabilities                         (2,362,898)             24,249
                                                         ------------        ------------

         Total adjustments                                   (581,481)           (764,005)
                                                         ------------        ------------

         Net cash provided by operating activities            269,136             574,972
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment              (1,593,804)           (418,902)
   Acquisition of Business                                (28,868,000)                 --
                                                         ------------        ------------
         Net cash used in investing activities            (30,461,804)           (418,902)
                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt financing                  35,500,000                  --
   Repayments of long-term debt                            (3,430,906)            386,080
   Issuance of common stock                                        --              24,000
                                                         ------------        ------------
         Net cash used in financing activities             32,069,094             410,080
                                                         ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,876,426             566,150

CASH AND CASH EQUIVALENTS, beginning of period              1,837,462             374,292
                                                         ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                 $  3,713,888        $    940,442
                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                            $    296,409        $    200,274
     Income taxes                                        $    557,800        $     26,993

  The accompanying notes are an integral part of these consolidated condensed financial statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM RESULTS

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, and the results of its operations and its cash flows for the six month periods ended June 30, 1999 and 1998. See the Company's Annual Report and Back Bay Restaurant's Annual Report on Forms 10-K, included as exhibits to report, for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated condensed financial statements as of June 30, 1999 and December 31, 1998 and for the six month periods ended June 30, 1999 and 1998 include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

         During the second quarter of fiscal 1999, Back Bay Restaurant Group
(BBRG), the Company's 19% owned affiliate, acquired, through a newly formed subsidiary, all the shares of BBRG's common stock held by non-affiliated shareholders for cash (see Note 4). As a result of this transaction, the Company's ownership in BBRG increased to approximately 75%. The transaction was consummated on April 15, 1999. As a result of this change in ownership, the balance sheet as of June 30, 1999 includes the accounts of BBRG. The statements of income for the three and six months ended June 30, 1999 include the results of operations for BBRG from April 15, 1999 to June 30, 1999. The unaudited pro forma combined results of operations of the Company and BBRG for the six months ended June 30, 1999, assuming that the transaction had occurred on January 1, 1999 are as follows:


                  Revenues                           $ 54.9 million
                  Net Income                         $  0.7 million
                  Net Income per Share               $  0.57

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




         RECLASSIFICATIONS

         Certain reclassifications were made to the 1998 financial statement amounts to conform with the 1999 presentation.

         FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER  31, 1998

         The consolidated balance sheet at December 31, 1998 is presented for comparative purposes and was taken from the audited consolidated financial statements for the year ended December 31, 1998.

         INTANGIBLES, NET

         Intangible assets consist of goodwill, trade names and trademarks, and deferred financing costs which are being amortized over the lesser of forty years or their useful lives

         DEBT

         Long-term obligations which are in default have been classified as current liabilities (see Note 3).

         INCOME PER COMMON SHARE

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INCOME PER COMMON SHARE (continued)

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

         The remaining liabilities of the Company's discontinued operations at June 30, 1999, are comprised of the following:

                                                                      June 30, 1999
                                                                      -------------
                  Creditors Trust Agreement Promissory                  $174,451
                  Obligations and other liabilities:
                  Trade Payables                                          53,598
                  Outstanding pari-mutuel tickets                        476,371
                                                                        --------

                                                                        $704,420
                                                                        ========

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




3.       DEBT

          Long-term debt consisted of the following:

                                                                                     June 30,          December 31,
                                                                                       1999                1998
                                                                                    -----------         ----------
         9.67%    Finova senior term loan, interest payable monthly in arrears, beginning May 5, 1999, collateralized by leasehold mortgages on various restaurants, UCC filings on Furniture, Fixtures, and Equipment of BBRG and Subsidiaries, and all outstanding
                  stock held by BBRG in its subsidiaries                             27,500,000                 --

         12.50%   DDJ Capital, senior subordinated note, interest payable
                  quarterly in arrears, beginning July 5, 1999, collateralized by leasehold mortgages on various restaurants, UCC filings on
                  Furniture, Fixtures, and Equipment of BBRG and Subsidiaries,
                  and all outstanding stock held by BBRG in its subsidiaries.
                  Security interest subordinated only to senior credit facility       8,117,000                 --

         9.5%     Century Bank and Trust Company ("Century Bank") term loan, requiring 84 monthly payments of principal and interest of
                  $58,319 beginning August 1, 1998 collateralized by a mortgage and security interest in all real estate and personal property located at Wonderland Greyhound Park and by 125,000 shares of
                  BBRG common stock held by the Company.                              4,785,557          4,904,828

         6.0%     BBRG Term Note, payable in equal quarterly payments of
                  principal and interest beginning in 1999, collateralized by
                  certain tangible personal property and licenses.                      970,000            970,000

         7.5%     Promissory Note, payable in 60 monthly payments of principal
                  and interest of $2,003, commencing April, 1995.                        15,490             26,682

         14-1/4%  Subordinated Notes, due August, 1997                                   10,000             10,000
                                                                                    -----------         ----------
                                                                                    $41,398,047         $5,911,510

         Less:
                  Current maturities                                                  1,590,777            350,663
                  Debt obligations in default                                            10,000             10,000
                                                                                    -----------         ----------
Long-term portion                                                                   $39,797,270         $5,550,847
                                                                                    ===========         ==========

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




3.  DEBT (CONT.)

         In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In 1997 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

         In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes) exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the Exchange. As of June 30, 1999, a balance of $10,000 remains unpaid and in default.

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

4.       INVESTMENTS

On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement ("the Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 15, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria, and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock in the surviving corporation. As of the date of the Merger, the Company holds 74.58% of the common stock of BBRG. Following the Merger, BBRG no longer meets the requirements of a public company.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




5.       INDUSTRY SEGMENTS

The Company operations are classified into two segments: greyhound racing and full service restaurants. The full service restaurant segment has only been consolidated since April 15, 1999 and no prior period information is applicable. The Company only operated in the United States.


The following table shows sales, operating income and other financial information by industry segment:


June 30, 1999                              Greyhound Racing         Full Service Restaurants        Consolidated
-------------                              ----------------         ------------------------        ------------
Sales                                      $ 8,993,245              $27,307,000                     $36,300,245
Operating Income (Loss)                    $   662,843              $ 1,996,000                     $ 2,658,843
Capital Expenditures                       $    91,804              $ 1,502,000                     $ 1,593,804
Depreciation and Amortization              $   339,321              $ 1,147,000                     $ 1,486,321
Identifiable Assets at June 30, 1999       $ 7,393,707              $54,567,067                     $61,960,774

6.       DEBT FINANCING

The amount required to fund the purchase of Shares from selling Stockholders pursuant to the Merger Agreement, consummate the Merger, and to pay all related fees and expenses of the transaction, was estimated to be approximately $38 million.

Borrowings of $27.5 million pursuant to the Senior Credit Facility were available (i) to consummate the Merger, (ii) to refinance all existing indebtedness of the Company and its Subsidiaries, (iii) to pay all transaction costs, and (iv) any remainder, for working capital, including the construction and/or renovation of new restaurant locations. The repayment of the Senior Credit Facility is unconditionally, jointly and severally, guaranteed by all of the Surviving Corporation's Subsidiaries.

The Loan will bear interest at a rate of 9.67%. For any period in which an event of default under the definitive loan agreement exists, the loan shall bear interest at the rate described above plus 3.0% per annum. Accrued and unpaid interest on the Loan is payable monthly in arrears. Voluntary prepayments are subject to premium charges, and there are certain involuntary prepayments, not subject to any premium charges, that may occur, subject to the terms set forth in the FINOVA Commitment Letter.

FINOVA obtained valid and perfected first priority liens on all property constituting security for the loan, free and clear of any liens other than the liens permitted under the definitive loan agreement. Pursuant to such collateral requirement, FINOVA required satisfactory evidence that the Surviving Corporation has good and marketable title to all of its properties and that there is good and marketable title to all of the issued and outstanding capital stock of the Surviving Corporation and its Subsidiaries.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




6. DEBT FINANCING (cont)

The Subordinated Debt provided to the Acquiror by DDJ is in the form of senior subordinated notes, which will mature seven years and three months from the date of issuance (which was the date of the Merger). Interest on the Notes accrues at a rate of 12.50% per annum, payable quarterly in arrears. DDJ shall be entitled to additional interest totaling 6.25% per annum, payable quarterly in arrears, at the Acquiror;s option, in cash or additional Notes. As additional consideration for purchasing the Notes, DDJ shall be entitled to receive 1% of the equity in the Surviving Corporation (on a fully diluted basis following the Merger). The Notes will be redeemable prior to maturity at the option of the Acquiror in minimum principal amounts of $1 million at the prices listed in the DDJ Commitment Letter. The Notes are senior subordinated obligations of the Acquiror subordinate in right of payment only to permitted senior bank indebtedness of the Acquiror. The repayment of the Notes will be unconditionally, jointly and severally, guaranteed by all of the Surviving Corporation's Subsidiaries.

It is anticipated that borrowing for the transactions resulting from the Merger Agreement described above will be repaid from funds generated internally by the Acquiror (including, after the Merger, funds generated by the Surviving Corporation), or other sources, including the proceeds of the sale of debt or equity securities or the sale of assets. No decisions have been made concerning the repayment of such borrowings and decisions will be based on the Acquiror's review from time to time of the advisability of particular actions, as well as on prevailing interest rates and financial and other economic conditions.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Consolidated Company had revenues of $36.3 million, operating expenses of $33.6 million, and operating income of approximately $2.7 million in the six months ending June 30, 1999. These figures include:

A. Back Bay Restaurant Group ("BBRG") figures for the period from January 1, 1999 to April 14, 1999 accounted for under the equity method in which the Company recognized only its ownership percentage (19.5%) share of BBRG net income for that period.

B. Back Bay Restaurant Group ("BBRG") figures for the period from April 15, 1999 to June 30, 1999 accounted for under the consolidations method in which the Company recognized the entirety of BBRG's income statement items for that period in order to properly reflect the change in ownership resulting from the merger.

A meaningful comparative discussion of year to date results must exclude the figures applicable to the BBRG or full service restaurant segment. Therefore, the following management discussion will deal only with the operations of the Wonderland Greyhound Park or greyhound racing segment.

The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 1999 and 1998.

                                            1999           1998
                                          --------       --------
Performances                                    91            106
Simulcast days                                  91             90
Pari-mutuel handle (thousands)
         Live-on track                    $  6,730       $  8,598
         Live-simulcast                     11,638          8,911
         Guest-simulcast                    13,632         12,866
                                          --------       --------
                  Total                   $ 32,000       $ 30,375
                                          ========       ========

Total attendance                            93,117        110,819
                                          ========       ========

Average per capita on site wagering       $    219       $    194
                                          ========       ========

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

         OPERATING REVENUE

         The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

         Total operating revenue for the greyhound park decreased to $4.728 million in the quarter ended June 30, 1999 as compared to $4.894 million in the same period of 1998. Pari-mutuel commissions decreased by approximately $0.2 million or 4% to $3.815 million for the three months June 30, 1999 from $3.982 million in 1998. Total handle in second quarter of 1999 was approximately $32.0 million as compared to $30.4 million in 1998. Guest-simulcast handle increased by approximately $767,000 or 6% from $12.8 million in the second quarter of 1998 to $13.6 million in the corresponding period in 1999. Live-on track handle decreased by approximately $1.9 million or 21.7% in 1999 as compared to 1998, while Live-simulcast handle increased by approximately $2.7 million or 30.6%.

         The decrease in pari-mutuel commission revenue is attributable to the decrease in Live-on track handle which was offset by an increase in Live-simulcast handle and Guest-simulcast handle as well as an increase in the commission rate. Wonderland had fifteen fewer live racing performances in 1999 as compared to 1998, with an average attendance of approximately 1,023 persons, while average attendance was approximately 1,045 persons in 1998.

Concessions revenue increased to $1.3 million for the six months ended June 30, 1999 as opposed to $0.9 million for June 30, 1998. This increase came about largely because of increased parking fees put into effect in early 1999.



         OPERATING EXPENSES

Operating expenses including the consolidated subsidiary totalled approximately $30.0 million for the three months ended June 30, 1999. This figure included $4.7 million for the Wonderland Greyhound Park, a decrease of approximately $56,000 from approximately $4.317 million for the three months ended June 30, 1998.

         The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with wages, administrative and food costs.

         INTEREST EXPENSE

         Consolidated interest expense was $1.13 million during April through June 1999; the portion attributable to greyhound racing was $0.12 million , essentially unchanged from the 1998 second quarter.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the consolidated group was $1.31 million in the second quarter of 1999. The greyhound racing portion increased approximately $20,000 to $177,000 in the three months ended June 30, 1999, from $157,000 in the comparable period in 1998. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset Depreciation has increased as additions have been made to fixed assets.

         INCOME TAX PROVISION

         The consolidated group recorded a tax provision of $310,000 of which $30,000 was attributable to the greyhound racing segment.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

         OPERATING REVENUE

         The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

         Total operating revenue for the greyhound park decreased to 8,993 million in the quarter ended June 30, 1999 as compared to $9.767 million in the same period of 1998. Pari-mutuel commissions decreased by approximately $657,000 or 8% to $7.426 million for the six months ended June 30, 1999 from $8.084 million in 1998. Total handle in this period of 1999 was approximately $61.344 million as compared to $61.954 million in 1998. Guest-simulcast handle decreased by approximately $447.000 or 2% from $26.4 million in the first and second quarters of 1998 to $25.9 million in the corresponding period in 1999. Live-on track handle decreased by approximately $3.9 million or 23.7% in 1999 as compared to 1998, while Live-simulcast handle increased by approximately $3.8 million or 20.5%.

         OPERATING EXPENSES

         Consolidated group operating expenses were $33.641 million for the six months ended June 30, 1999. Greyhound racing segment operating expenses of approximately $8.330 million for the six months ended June 30, 1999 decreased by approximately $744,000 from approximately 9.075 million for the six months ended June 30, 1998.

         The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with wages, administrative and food costs.

         INTEREST EXPENSE

         Interest expense for the consolidated group was $1.2 million. Interest expense for the greyhound racing segment decreased by approximately $18,000 for the six months ended June 30, 1999 from $218,059 in the six months ended June 30, 1998 The decrease is due to the reduction of outstanding debt. (See Liquidity and Capital Resources-General).

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OTHER INCOME, NET

         Consolidated group other income was $102,000. The greyhound racing segment had other loss of $47,600 which represents 19% of the first quarter loss of the full service restaurant segment ( which had not been acquired at that time) accounted for under the equity method. Year to date June 1998 other income for the greyhound racing segment includes two quarters of the full service restaurant segment accounted for under the equity method at the pro rata of 19% ownership.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the consolidated group was $1.49 million., of which the greyhound racing segment's share had increased approximately $49,000 to $352,000 in the six months ended June 30, 1999. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset Depreciation has increased as additions have been made to fixed assets.

         INCOME TAX PROVISION

The Company's provision for income taxes is less than the statutory federal tax rate of 34% during the first and second quarters of 1999 and 1998 primarily due to the utilization of available net operating loss carryforwards. The consolidated group had a provision for taxes of $333,000 of which the greyhound racing segment had $53,000 and $26,000 in the first and second quarters of 1999 and 1998, respectively. This represents estimated state taxes and federal alternative minimum tax.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Consolidated group has a working capital deficit of approximately $10 million and a stockholders' surplus of $1.3 million.

         At June 30, 1999, the Company, not taking account of the Back Bay Restaurant Group merger, has a working capital deficit of approximately $2.27 million, a stockholders' surplus of approximately $885,000 thousand and is in default on certain debt obligations totalling approximately $10,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

         At June 30, 1999, the Consolidated group had Cash and Cash equivalents of approximately $3.7 million.

         The Company's cash and cash equivalents totaled approximately $151,000 at June 30, 1999, compared with $188 thousand at December 31, 1998. For the Consolidated group changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities yielded approximately $0.6 million of cash in the first half of 1999. This was primarily because of an increase in intertrack receivables. Net cash used in investing activities in 1999 for the consolidated group was $30.4 million, representing funds used for the acquisition of non-affiliated stock.

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

                                  JUNE 30, 1999

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

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                   (Unaudited)




         (a)      Exhibit

                  The Company's December 31, 1998 Annual Report on Form 10K BBRG's December 31, 1998 Annual Report on Form 10K


         (B)      REPORTS ON FORM 8-K

                  None

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999

                                  (Unaudited)

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE WESTWOOD GROUP, INC.

Date    August   , 1999                      /s/ Richard P. Dalton
                                             ------------------------------
                                                 Richard P. Dalton
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Financial and
                                                  Accounting Officer)