Form 10-Q
period 1999-09-30
WESTWOOD GROUP INC
filed 1999-11-15
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               SEPTEMBER 30, 1999
                                 -----------------------------------------------

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  __________________ TO ___________________

COMMISSION FILE NUMBER:                             0-1590
                              --------------------------------------------------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (L) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES _X_ NO ___

AS OF SEPTEMBER 30, 1999 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

ASSETS
                                                          September 30          December 31,
(Unaudited)                                                   1999                  1998
                                                          ----------------------------------
 Current assets:
 Cash and cash equivalents                                   281,545               188,462
 Restricted cash                                             752,253               170,052

 Accounts receivable                                          (9,476)               23,496
 Prepaid expenses and other current assets                   411,754               168,964
 Notes receivable from officers                              169,606               151,377
                                                          --------------------------------
 Total current assets                                      1,605,682               702,351


 Property, plant and equipment:
 Land                                                        348,066               348,066
 Building and building improvements                       18,594,307            18,466,838
 Machinery and equipment                                   4,518,816             4,498,547
                                                          --------------------------------
                                                          23,461,189            23,313,451

 Less accumulated depreciation and amortization          (17,859,628)          (17,458,993)

                                                          --------------------------------
 Net property, plant and equipment                         5,601,561             5,854,458

 Other assets:

  Intangibles, net                                           139,904               220,824
  Investments                                                     --             5,849,814
  Notes receivable from officers                           3,384,737               742,016
                                                          --------------------------------
 Total other assets                                        3,524,641             6,812,654
                                                          --------------------------------

 Total assets                                             10,731,884            13,369,463
                                                          ================================


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                September 30           December 31,
(Unaudited)                                                    1999                  1998
                                                           -----------------------------------

 CURRENT LIABILITIES:
   Discontinued Operations                                     704,420               704,420
   Curr mat. of long-term debt                                 287,366               350,663
   Accounts payable and other accrued liabilities            3,353,372             2,395,518
   Outstanding parimutuel tickets                              589,269               622,447
    Debt Obligations in default                                 10,000                10,000
                                                            --------------------------------
    Total current liabilities                                4,944,427             4,083,048

 Long-term debt, less curr. mat                              4,420,273             5,550,847
 Subordinated notes payable                                         --                    --
 Other long-term liabilities                                 1,482,515             3,270,114

                                                            --------------------------------
    Total liabilities                                       10,847,915            12,904,009

 Minority Interest in Subsidiary                                    --                    --

 STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized

   3,000,000 shares, 1,944,409 shares issued                    19,444                19,444
 Class B Common stock, $.01 par value; authorized
   1,000,000 shares;  912,615 shares issued                      9,126                 9,126
 Additional paid-in capital                                 13,379,275            13,379,275
 Accumulated deficit                                        (5,309,689)           (4,728,205)
 Other comprehensive loss                                     (249,404)             (249,404)
 Cost of 1,593,199 common and 600 Class B

  common shares in treasury                                 (7,964,783)           (7,964,782)

                                                            --------------------------------
 Total stockholders' equity                                   (116,031)              465,454

      Total liabilities & equity                            10,731,884            13,369,463
                                                            --------------------------------



 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (Unaudited)

                                                                                      For the Three Months Ended
                                                                               September                       September
 (Unaudited)                                                                      1999                            1998
-------------------------------------------------------------------------------------------------------------------------

 OPERATING REVENUES:
 Pari-mutuel commissions                                                       3,717,952                       3,899,013
 Concessions/and Other                                                           846,885                       1,050,357
                                                                              ------------------------------------------
   Total operating revenue                                                     4,564,837                       4,949,370

 Operating expenses:
 Wages, taxes and benefits                                                     1,473,630                       1,886,374
 Purses                                                                          976,248                       1,038,146
 Cost of food and beverage                                                       125,236                         142,693
 Administrative and general                                                    1,246,099                       1,327,735
 Depreciation and amortization                                                   129,235                         166,625
                                                                              ------------------------------------------
 Total operating expenses                                                      3,950,448                       4,561,573
 Income from operations                                                          614,389                         387,797

 Other income (expense):                                                              --
 Interest expense, net                                                          (179,940)                        (68,358)
 Equity income (loss) in investments                                             181,600                         101,000
 Other income, net loss and sale                                                     -0-                           3,362
                                                                              ------------------------------------------
 Total other income (expense)                                                      3,560                          36,006

 Income from operations before                                                        --
  provision for income taxes                                                     617,949                         423,801
                                                                                      --
 Provision for income tax                                                       (380,800)                             --

                                                                              ------------------------------------------

 Income before minority interest in subsidiary                                   998,749                         423,801
 Minority interest in subsidiary                                                      --                              --
                                                                              ------------------------------------------
 Income from continuing operations                                               998,749                         423,801

 Gain (Loss) from operations of discontinued harness racing subsidiary

 Gain (Loss) from disposal of
 restaurant subsidiary                                                        (1,943,108)                              0
                                                                              ------------------------------------------
  Net income                                                                    (944,359)                        423,801
 Basic and diluted per share data:
   Increase from continuing operations per share                              $     0.79                      $     0.36
   Gain from discontinued operations, net per share                           $     0.00                      $     0.00
   Loss from disposed of restaurant subsidiary, net per share                 $    (1.54)                     $     0.00
 Net income per share                                                         $     0.75                      $     0.34
 Basic and diluted weighted average
    common shares outstanding                                                  1,263,225                       1,263,225
                                                                              ==========================================

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    For The
                                                               Nine Months Ended
                                                                 September 30,
(Unaudited)                                                1999                 1998
--------------------------------------------------------------------------------------------------

 OPERATING REVENUES:
 Pari-mutuel commissions                               11,143,665            12,093,119

 Concessions/and Other                                  2,414,417             2,233,486
                                                       --------------------------------
   Total operating revenue                             13,558,082            14,826,605

 Operating expenses:
 Wages, taxes and benefits                              4,763,213             5,292,326
 Purses                                                 3,192,798             3,634,365
 Cost of food and beverage                                350,186               407,810
 Administrative                                         3,493,097             3,942,703
 Depreciation and amortization                            481,556               469,706
                                                       --------------------------------
 Total operating expenses                              12,280,850            13,746,910
 Income from operations                                 1,277,232             1,079,695

 Other income (expense):
 Interest expense, net                                   (379,519)             (286,417)
 Equity income (loss) in investments                      134,000               316,500
 Other income, net                                          1,900               102,800
                                                       --------------------------------
 Total other income (expense)                            (243,619)              132,883

 Income from operations before
  provision for income taxes                            1,033,613             1,212,578

 Less Provision for income tax                           (328,000)               26,000
                                                       --------------------------------
 Income before minority interest in
  subsidiary                                            1,361,613             1,186,578
 Minority interest in subsidiary                               --                    --
                                                       --------------------------------
 Income from continuing operations                      1,361,613             1,186,578

 Gain (Loss) from operations of discontinued
   harness racing subsidiary                                   --               576,200

 Gain (Loss) from disposal of
 restaurant subsidiary                                 (1,943,108)                   --
                                                       --------------------------------
  Net income                                             (581,495)            1,762,778

                                                              1999              1998
                                                          ------------       -----------

 Basic and diluted per share data:
 Income from continuing operations per share              $      1.08        $      0.94
 Gain from discontinued operations net per share          $      0.00        $      0.46
 Loss from restaurant subsidiary net per share            $     (1.54)       $      0.00

 Net income per share                                     $     (0.46)       $      1.40

 Basic and diluted weighted average
    common shares outstanding                               1,263,225          1,263,225
                                                          ==============================


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For The
                                                               Nine Months Ended
                                                                 September 30,
                                                           1999                1998
                                                    ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               (581,495)           1,762,778
Adjustments to reconcile net income to
 net cash provided by operating activities:
-------------------------------------------
Depreciation and amortization                             481,556              469,706
Minority interest in net Income of subsidiary                  --                   --
Equity in (income) loss from investments                 (134,000)            (316,500)
Gain from discontinued operations                              --             (576,200)
Changes in operating assets and liabilities:
--------------------------------------------
Restricted cash                                          (582,201)            (403,302)
Accounts receivable                                        32,972              324,346
Prepaid expenses and other current assets                (242,790)            (182,575)
Other current assets                                      (18,229)              79,307
Investments
Other long term assets
Intangibles                                               757,011
Accounts payable and other accrued liabilities            945,349             (686,750)
Outstanding parimutuel tickets                            (33,178)              73,047
Other long-term liabilities                              (301,587)
                                                        ------------------------------
Total adjustments                                       1,206,490           (1,520,508)
                                                        ------------------------------
Net cash provided by operating activities                 624,995              (74,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment               (147,738)            (572,039)
Change in investment balance                                   --                    0
                                                        ------------------------------
Net cash used in investing activities                    (147,738)            (572,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                   --            5,006,109
Principal payments of debt                               (384,174)          (4,757,133)
 Issuance of common stock                                      --               24,000
                                                        ------------------------------
Net cash used in financing activities                    (384,174)             272,976

NET INCREASE IN CASH AND CASH EQUIVALENTS                  93,083              (56,793)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          188,462          374,292
                                                        ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                281,545          317,499
                                                        ========================


 The accompanying notes are an integral part of these consolidated condensed financial statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          INTERIM RESULTS
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of September 30, 1999, and the results of its operations and its cash flows for the nine month periods ended September 30, 1999 and 1998. See the Company's Annual Report and Back Bay Restaurant's Annual Report on Forms 10-K, included as exhibits to report, for a summary of the significant accounting policies applied in the preparation of the accompanying consolidated condensed financial statements.

          PRINCIPLES OF CONSOLIDATION
          The accompanying consolidated condensed financial statements as of September 30, 1999 and December 31, 1998 and for the nine month periods ended September 30, 1999 and 1998 include the accounts of the Company, and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. The Back Bay Restaurant Group, which was sold pursuant to a stock repurchase agreement, is accounted for by the equity method for the above mentioned periods.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

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

          The remaining liabilities of the Company's discontinued operations at September 30, 1999, are comprised of the following:

                                                     September 30, 1999
                                                     ------------------

         Creditors Trust Agreement Promissory        $        174,451
         Obligations and other liabilities:
         Trade Payables                                        53,598
         Outstanding pari-mutuel tickets                      476,371
                                                     ----------------

                                                     $        704,420
                                                     ================

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


3.        DEBT
          Long-term debt consisted of the following

                                                                        September 30,      December 31,
                                                                            1999               1998
---------------------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company ("Century  Bank") term,              4,702,849          4,904,828
loan requiring 84 monthly payments of principal and interest of
$58,319 beginning August 1, 1998 collateralized by a mortgage and security interest in all real estate and personal property located at Wonderland Greyhound Park and by 125,000 shares of
BBRG common stock held by the Company.

     7.5% Promissory Note, payable in 60 monthly payments of
principal and interest of $2,003, commencing April, 1995                    15,490             26,682
                                                                         ----------------------------
                                                                         4,718,339          4,931,510

  Less:
          Current maturities                                               287,366            350,663
          Debt obligations in default                                       10,000             10,000
                                                                         ----------------------------
Long Term Portion                                                        4,420,973          4,570,847

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


3.   DEBT (CONT.)
          In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In 1997 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%. This note was liquidated as partial consideration for the disposal of the Company's interest in Back Bay Restaurant Group on September 24, 1999.

          In May 1994, holders of approximately $19,300,000 of the Company's 14.25% Subordinated Notes (the "Notes) exchanged them for approximately 887,000 shares of BBRG common stock. The shares were exchanged in full settlement of principal, accumulated interest and default premiums due in respect of such Notes. Holders of approximately $285,000 of the Notes elected not to participate in the Exchange. As of September 30, 1999, a balance of $10,000 remains unpaid and in default.

          In July 1998, the Company obtained long-term debt financing for $5,000,000 with Century Bank. The proceeds were used to repay previously outstanding indebtedness, including approximately $275,000 of subordinated debt, $2,381,000 of a realty trust term loan, $1,568,000 of a line of credit note, $118,000 on a margin agreement, and $356,000 of a short-term note payable. The remaining proceeds were used to pay other liabilities. The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

INVESTMENTS
On September 24, 1999 the Company disposed of its interest in the Back Bay Restaurant Group in exchange for a note receivable of $2,300,000 issued by a principal stockholder of the Company, as well as forgiveness of a term note for $970,000. The book value of the 673,451 shares sold was $ 8.69, the sale price was $6.00. The loss on disposal of the investment was $1.8 million.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Consolidated Company had revenues of 13.6 million, operating expenses of $12.2 million, and operating income of approximately $1.2 million in the nine months ending September 30, 1999.

The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 1999 and 1998.

                                               1999              1998
                                             --------------------------
Performances                                       91               105
Simulcast days                                     92                92
Pari-mutuel handle (thousands)
Live-on track                                   7,039             8,175
Live-simulcast                                 10,217            10,562
Guest-simulcast                                12,116            12,274
                                             --------------------------
Total                                          29,372            31,011

Total attendance                               95,374           108,415
                                             --------------------------

Average per capita on site wagering          $    201          $    189


THREE MONTHS ENDED SEPTEMBER 30 , 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

        OPERATING REVENUE
          The Company is still experiencing a decline in total attendance, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

          Total operating revenue decreased to $4.6 million in the quarter ended September 30, 1999 as compared to $4.9 million in the same period of 1998. Pari-mutuel commissions decreased by

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


approximately $0.2 million or 5% to $3.7 million for the three months ended September 30, 1999. Total handle in second quarter of 1999 was approximately $29.4 million as compared to $31.0 million in 1998. Guest-simulcast handle decreased by approximately $158,000 from $12.2 million in the second quarter of 1998 to $12.1 million in the corresponding period in 1999. Live-on track handle decreased by approximately $1.1 million in 1999 as compared to 1998, while Live-simulcast handle decreased by approximately $346,000.

          Wonderland had fourteen fewer live racing performances in 1999 as compared to 1998, with an average attendance of approximately 1,048 persons, while average attendance was approximately 1,032 persons in 1998.

          OPERATING EXPENSES

Operating expenses totalled approximately $3.9 million for the three months ended September 30, 1999, a decrease of approximately $611,000 from approximately $4.6 million for the three months ended September 30, 1998.

          The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with wages, administrative and food costs.

          INTEREST EXPENSE
Interest expense was $179,000 during April through September 1999, an increase of 111,000 over the same period.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          DEPRECIATION AND AMORTIZATION
          Depreciation and amortization was $129,000 in the second quarter of 1999 from $166,000 in the comparable period in 1998. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset Depreciation has increased as additions have been made to fixed assets.

          INCOME TAX PROVISION
          The Company recorded an estimated tax benefit of $328,000, attributable to the loss on disposal of Back Bay restaurant Group.

          LIQUIDITY AND CAPITAL RESOURCES
          At September 30, 1999, the Company has a working capital deficit of approximately $3.3 million, a stockholders' deficit of approximately $116,000 and is in default on certain debt obligations totaling approximately $10,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

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

                               SEPTEMBER 30, 1999

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

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibit
               The Company's December 31, 1998 Annual Report on Form 10K BBRG's December 31, 1998 Annual Report on Form 10K

          (B)  REPORTS ON FORM 8-K
               None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE WESTWOOD GROUP, INC.

Date November 15, 1999                          /s/ Richard P. Dalton
                                                --------------------------------
                                                Richard P. Dalton
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Financial and
                                                 Accounting Officer)