Form 10-Q/A
period 1999-09-30
WESTWOOD GROUP INC
filed 2000-02-15
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


ASSETS
                                                          September 30,          December 31,
(Unaudited)                                                   1999                  1998
                                                         -----------------------------------
 Current assets:
 Cash and cash equivalents                                   181,672               188,462
 Restricted cash                                             752,253               170,052
 Accounts receivable                                           3,955                23,496
 Prepaid expenses and other current assets                   258,754               168,964
 Notes receivable from officers                            1,521,160               151,377
                                                         ---------------------------------
 Total current assets                                      2,717,794               702,351
                                                         ---------------------------------

 Property, plant and equipment:
 Land                                                        348,066               348,066
 Building and building improvements                       18,594,307            18,466,838
 Machinery and equipment                                   4,518,816             4,498,547
                                                         ---------------------------------
                                                          23,461,189            23,313,451

 Less accumulated depreciation and amortization          (17,859,628)          (17,458,993)

                                                         ---------------------------------
 Net property, plant and equipment                         5,601,561             5,854,458
                                                         ---------------------------------
 Other assets:

  Intangibles, net                                           139,904               220,824
  Investments                                                     --             5,849,814
  Notes receivable from officers                           2,033,183               742,016
                                                         ---------------------------------
 Total other assets                                        2,173,087             6,812,654
                                                         ---------------------------------

 Total assets                                             10,492,442            13,369,463
                                                         =================================



 The accompanying notes are an integral part of these consolidated condensed financial statements.



 The balances as of December 31, 1998 have been derived from the audited financial statements of the company.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES                                                September 30,           December 31,
(Unaudited)                                                    1999                  1998
                                                           -----------------------------------

 CURRENT LIABILITIES:
   Discontinued Operations                                     704,420               704,420
   Curr. mat. of long-term debt                                272,026               350,663
   Accounts payable and other accrued liabilities            2,609,860             2,395,518
   Outstanding parimutuel tickets                              589,269               622,447
    Debt Obligations in default                                 10,000                10,000
                                                            --------------------------------
    Total current liabilities                                4,185,575             4,083,048

 Long-term debt, less curr. mat.                             4,461,480             5,550,847
 Other long-term liabilities                                 2,769,051             3,270,114

                                                            --------------------------------
    Total liabilities                                       11,416,106            12,904,009
                                                            --------------------------------

 STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized

   3,000,000 shares, 1,944,409 shares issued                    19,444                19,444
 Class B Common stock, $.01 par value; authorized
   1,000,000 shares;  912,615 shares issued                      9,126                 9,126
 Additional paid-in capital                                 13,379,275            13,379,275
 Accumulated deficit                                        (6,117,323)           (4,728,205)
 Other comprehensive loss                                     (249,404)             (249,404)
 Cost of 1,593,199 common and 600 Class B
  common shares in treasury                                 (7,964,782)           (7,964,782)

                                                            --------------------------------
 Total stockholders' equity (deficit)                         (923,664)              465,454
                                                            --------------------------------
      Total liabilities & equity (deficit)                  10,492,442            13,369,463
                                                            ================================




 The accompanying notes are an integral part of these consolidated condensed financial statements.



 The balances as of December 31, 1998 have been derived from the audited financial statements of the company.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                                      For the Three Months Ended
                                                                               September                       September
 (Unaudited)                                                                      1999                            1998
-------------------------------------------------------------------------------------------------------------------------

 OPERATING REVENUES:
 Pari-mutuel commissions                                                       3,717,952                       3,899,013
 Concessions/and Other                                                           846,869                       1,050,357
                                                                              ------------------------------------------
   Total operating revenue                                                     4,564,821                       4,949,370
                                                                              ------------------------------------------
 Operating expenses:
 Wages, taxes and benefits                                                     1,473,630                       1,886,374
 Purses                                                                          976,248                       1,038,146
 Cost of food and beverage                                                       125,236                         142,693
 Administrative and general                                                    1,407,540                       1,327,735
 Depreciation and amortization                                                   129,235                         166,625
                                                                              ------------------------------------------
 Total operating expenses                                                      4,111,889                       4,561,573
                                                                              ------------------------------------------
 Income from operations                                                          452,932                         387,797
                                                                              ------------------------------------------
 Other income (expense):
 Interest expense, net                                                          (205,106)                        (68,358)
 Equity income (loss) in investments                                             204,600                         101,000
 Other income, net loss on sale of investment                                 (1,966,108)                          3,362
                                                                              ------------------------------------------
 Total other income (expense)                                                 (1,964,714)                         36,006
                                                                              ------------------------------------------
 Income (loss) from operations before
  provision for income taxes                                                  (1,511,782)                        423,801
                                                                                      --
 Provision for income tax                                                        240,200                              --
                                                                              ------------------------------------------
 Net income (loss) from continuing operations                                 (1,751,982)                        423,801
                                                                              ==========================================
 Basic and diluted per share data:
 Net income (loss)                                                            $    (1.39)                     $     0.34
 Basic and diluted weighted average
    common shares outstanding                                                  1,263,225                       1,263,225
                                                                              ==========================================


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    For The
                                                               Nine Months Ended
                                                                 September 30,
(Unaudited)                                                1999                 1998
--------------------------------------------------------------------------------------------------

 OPERATING REVENUES:
 Pari-mutuel commissions                               11,143,665            12,093,119

 Concessions/and Other                                  2,414,401             2,733,486
                                                       --------------------------------
   Total operating revenue                             13,558,066            14,826,605
                                                       --------------------------------
 Operating expenses:
 Wages, taxes and benefits                              4,763,213             5,292,326
 Purses                                                 3,192,798             3,634,365
 Cost of food and beverage                                350,186               407,810
 Administrative                                         3,654,538             3,942,703
 Depreciation and amortization                            481,556               469,706
                                                       --------------------------------
 Total operating expenses                              12,442,291            13,746,910
                                                       --------------------------------
 Income from operations                                 1,115,775             1,079,695
                                                       --------------------------------
 Other income (expense):
 Interest expense, net                                   (404,685)             (286,417)
 Equity income (loss) in investments                      157,000               316,500
 Other income, net                                          1,900               102,800
 Loss on sale of investment                            (1,966,108)                  -0-
                                                       --------------------------------
 Total other income (expense)                          (2,211,893)              132,883
                                                       --------------------------------
 Income (loss) from operations before
  provision for income taxes                           (1,096,118)            1,212,578

 Less Provision for income tax                            293,000                26,000
                                                       --------------------------------
 Income (loss) from continuing operations              (1,389,118)            1,186,578
                                                       --------------------------------
 Gain (Loss) from operations of discontinued
   harness racing subsidiary                                   --               576,200
                                                       --------------------------------
  Net income (loss)                                    (1,389,118)            1,762,778
                                                       ================================

 Basic and diluted per share data:
 Income (loss) from continuing operations              $    (1.10)          $      0.94
 Gain from discontinued operations net                 $     0.00           $      0.46

 Net income (loss)                                     $    (1.10)          $      1.40

 Basic and diluted weighted average
    common shares outstanding                           1,263,225             1,263,225
                                                       ================================



 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For The
                                                               Nine Months Ended
                                                                 September 30,
                                                           1999                1998
                                                    ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             (1,389,118)           1,762,778
Adjustments to reconcile net income to
 net cash provided by operating activities:
-------------------------------------------
Depreciation and amortization                             481,556              469,706
Equity in (income) loss from investments                 (157,000)            (316,500)
Gain from discontinued operations                              --             (576,200)
Loss on sale of investment in subsidiary                1,966,108                   --
Interest Expense on Note Payable to subsidiary             84,594                  -0-
Changes in operating assets and liabilities:
--------------------------------------------
Restricted cash                                          (582,201)            (403,302)
Accounts receivable                                        19,541              324,346
Prepaid expenses and other current assets                 (89,790)            (182,575)
Notes receivable from officers                             42,158               79,307
Accounts payable and other accrued liabilities            497,345             (686,750)
Outstanding parimutuel tickets                            (33,178)              73,047
Other long-term liabilities                              (501,063)            (301,587)
                                                        ------------------------------
Total adjustments                                       1,728,070           (1,520,508)
                                                        ------------------------------
Net cash provided by operating activities                 338,952              242,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment               (147,738)            (572,039)
                                                        ------------------------------
Net cash used in investing activities                    (147,738)            (572,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                   --            5,006,109
Principal payments of debt                               (198,004)          (4,757,133)
 Issuance of common stock                                      --               24,000
                                                        ------------------------------
Net cash used in financing activities                    (198,004)             272,976

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (6,790)             (56,793)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            188,462              374,292
                                                        ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  181,672              317,499
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


          PRINCIPLES OF CONSOLIDATION
          The accompanying consolidated condensed financial statements as of September 30, 1999 and December 31, 1998 and for the nine month periods ended September 30, 1999 and 1998 include the accounts of the Company, and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. The Company's investment in The Back Bay Restaurant Group, which was sold pursuant to a stock repurchase agreement, is accounted for by the equity method for the above mentioned periods.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)



          RECLASSIFICATIONS
          Certain reclassifications were made to the 1998 financial statements amounts to conform with the 1999 presentation.


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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)



3.        DEBT
          Long-term debt consisted of the following

                                                                        September 30,      December 31,
                                                                            1999               1998
---------------------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company ("Century  Bank") term,
loan requiring 84 monthly payments of principal and interest of
$58,319 beginning August 1, 1998 collateralized by a mortgage and security interest in all real estate and personal property
located at Wonderland Greyhound Park                                     4,723,771          4,904,828

Debt obligation in default 14 1/4% subordinated note due
August 1997                                                                 10,000             10,000

6.0% BBRG Term Note, payable in equal quarterly payments of
principal and interest beginning in 1999, collateralized by
certain tangible personal property and licenses                                               970,000

     7.5% Promissory Note, payable in 60 monthly payments of
principal and interest of $2,003, commencing April, 1995                     9,735             26,682
                                                                         ----------------------------
                                                                         4,743,506          5,911,510

  Less:
          Current maturities                                               272,026            350,663
          Debt obligations in default                                       10,000             10,000
                                                                         ----------------------------
Long Term Portion                                                        4,461,480          5,550,847

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


INVESTMENTS

On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis, the Buyer, pursuant to which the Buyer purchased 450,518 shares of common stock of Back Bay Restaurant Group, Inc. (BBRG) a Delaware corporation, owned by the Company.

The Buyer is the Chairman and a majority stockholder of the Company and the President, Chief Executive Officer, and sole director of BBRG. Immediately prior to consummation of the transactions contemplated by the Stock Purchase
Agreement and the Stock Repurchase Agreement, the Company was the majority stockholder of BBRG.

The aggregate purchase price of the stock was $2,703,108. In exchange for the delivery of the shares the Buyer delivered a promissory note in the amount of the purchase price and stock pledge agreement relating to the shares. Under the terms of the note, $500,000 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, and the remaining outstanding principal balance and all accrued interest shall be paid in four equal installments of principal on December 16, 2000, December 16, 2001, December 16, 2002, December 16, 2003, with any unpaid amounts due December 16, 2003.

Simultaneously with the execution of the Stock Purchase Agreement, the Company entered into a Stock Repurchase Agreement with BBRG pursuant to which BBRG repurchased 222,933 shares of common stock of BBRG in exchange for the cancellation of a certain promissory note, dated May 2, 1994, issued by the Company in favor of BBRG in the principal amount of $970,000 and accrued interest thereon in the amount of $367,598.

The Stock Purchase agreement and the Stock Repurchase agreement were approved by the Company's Board of Directors, including its disinterested member.
The Board of Directors determined that the $6.00 per share valuation negotiated with the Buyer was fair and in the best interests of the Company's stockholders based upon a fairness opinion delivered by its financial advisor.

The per share book value of the Company's investment in BBRG immediately prior to these transactions was $8.92. The Company incurred a loss of $2.92 per share on the Purchase and Repurchase transactions, for an aggregate loss of $1,966,108.

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

          Total operating revenue decreased to $4.6 million in the quarter ended September 30, 1999 as compared to $4.9 million in the same period of 1998. Pari-mutuel commissions decreased by

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)



approximately $0.2 million or 5% to $3.7 million for the three months ended September 30, 1999. Total handle in third quarter of 1999 was approximately $29.4 million as compared to $31.0 million in 1998. Guest-simulcast handle decreased by approximately $158,000 from $12.3 million in the third quarter of 1998 to $12.1 million in the corresponding period in 1999. Live-on track handle decreased by approximately $1.1 million in 1999 as compared to 1998, while Live-simulcast handle decreased by approximately $346,000.


          Wonderland had fourteen fewer live racing performances in 1999 as compared to 1998, with an average attendance of approximately 1,048 persons, while average attendance was approximately 1,032 persons in 1998.

          OPERATING EXPENSES


Operating expenses totalled approximately $4.1 million for the three months ended September 30, 1999, a decrease of approximately $450,000 from approximately $4.6 million for the three months ended September 30, 1998.


          The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with wages, administrative and food costs.


          INTEREST EXPENSE
Interest expense was $205,000 during July through September 1999, an increase of 137,000 over the same period.

          TAX PROVISION
          The sale of the investment in subsidiary resulted in a taxable gain generating a projected combined federal and state liability of approximately $293,000 less a prior estimate recorded in the second quarter of $51,000.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          RACING OPERATIONS
          In order to meet the requirements for renewal of racing licenses in 2000, the Company's racing subsidiary must demonstrate, amongst other criteria, it is a financially stable entity, capable of disposing of its obligations on a timely basis. In November 1999, the Company obtained a 2000 racing license.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

OPERATING REVENUE
The table below illustrates certain key statistics for Wonderland Park, the Company's Greyhound racing operation, for the nine months ended September 30, 1999 and 1998.


                                                          1999               1998

                                                       ----------------------------
Performances                                                267                 311
Simulcast Days                                              272                 273
Pari-mutuel handle (thousands):
Live-on track                                            19,450              25,016
Live-simulcast                                           31,886              29,269
Guest-simulcast                                          36,844              38,682
                                                       ----------------------------
                                                         88,180              92,967

Total attendance                                        267,177             321,527

Average per capita on site wagering                         211                 198


Total operating revenues decreased to $13.6 million from $14.8 million, a decline of 8.6%. Parimutuel commissions declined 7.9% to $11.1 million from $12.0 million. This drop was related to a decline in total handle of $4.8 million, or 5%, from the previous period in 1998. Although live-simulcast, or "host" handle increased by $2.6 million, live on-track and guest simulcast handle decreased by $5.6 million and $1.8 million, respectively. Wonderland had forty-four fewer live racing performances in the first nine months of 1999 than in the first nine months of 1998. Average attendance per performance was 1,001 in 1999 and 1,034 in 1998.


OPERATING EXPENSES
The decline in operating expenses of 9.5% was roughly in line with the decline in operating revenue. This reflects the variable nature of certain important cost components such as purses and salaries, as well as realized savings in the marketing, utility, and occupancy cost areas.

INTEREST EXPENSE
Interest expense was $405,000 in 1999 and $286,000 in 1998. The increase is the result of the effect of accrued interest on notes payable to subsidiaries as of September 30, 1999.

TAX PROVISION
The sale of the investment in subsidiary resulted in a taxable gain generating a projected combined federal and state liability of approximately $293,000.

          LIQUIDITY AND CAPITAL RESOURCES
          At September 30, 1999, the Company has a working capital deficit of approximately $1.5 million, a stockholders' deficit of approximately $924,000 and is in default on certain debt obligations totaling approximately $10,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

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

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS
          (a)  Reports on Form 10-K
               The Company's December 31, 1998 Annual Report on Form 10K BBRG's December 31, 1998 Annual Report on Form 10K

          (B)  REPORTS ON FORM 8-K
               Form 8-K filed October 12, 1999

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   (Unaudited)


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE WESTWOOD GROUP, INC.

Date February 15, 2000                          /s/ Richard P. Dalton
                                                --------------------------------
                                                Richard P. Dalton
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Financial and
                                                 Accounting Officer)