Form 10-K
period 1999-12-31
WESTWOOD GROUP INC
filed 2000-04-14
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission file Number 0-1590
December 31, 1999

                            THE WESTWOOD GROUP, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                 190 V.F.W. PARKWAY              04-1983910
 (state or other                REVERE, MA 02151        (IRS Employer Identi-
   jurisdiction)              (address of principal          fication No.)
of incorporation or            executive offices
   organization                including zip code)

                                  781-284-2600
              (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing, was:

                            TOTAL NO. OF SHARES
   PRICING OF                COMMON STOCK HELD BY                AGGREGATE
  VOTING STOCK                  NON-AFFILIATES                  MARKET VALUE
  ------------               --------------------               ------------
   $ 3.00(1)                      313,875(2)                      $941,625

(1) The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for either the Company's Common Stock or Class B Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 14, 2000, was as follows:

    Common Stock, $.01 par value: 351,210
    Class B Common stock, $.01 par value: 912,015

        DOCUMENTS INCORPORATED BY REFERENCE
             None

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report, including, but not limited to, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital, SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, AND (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS.

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

(B) BUSINESS SEGMENTS

         In 1999 and 1998, the Company's business was principally conducted in the pari-mutuel greyhound racing industry, while in 1997 the Company was in the pari-mutuel greyhound racing industry for the entire year and harness racing industry through July.

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

         In addition to the racetrack, the Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack to serve Wonderland's patrons. The racetrack facility can accommodate 10,000 patrons. The average attendance per day in 1999 was approximately 967 persons. The total attendance for the year was approximately 348,000 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

         Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland operates a year-round racing schedule of up to 520 live matinee and evening performances. In addition to conducting 360 live racing performances during 1999, Wonderland provided its patrons with simulcast wagering from over 26 various greyhound and thoroughbred tracks throughout the country. In addition, Wonderland has broadcast its simulcast signal to over 60 locations throughout the country. The Company is continuing to research new markets to broadcast its signal and new ways to provide quality racing entertainment to its on-track patron.

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

         During 1995, The Commonwealth of Massachusetts enacted new legislation allowing Wonderland to increase the amount withheld from the bettors up to a maximum of 26% of each $1.00 wagered on certain live wagers beginning in 1996. As such, the average gross pari-mutuel commission at Wonderland was approximately 24%, 22%, and 23% of each $1.00 wagered on track during 1999, 1998 and 1997, respectively. Out of this amount approximately 6% is distributed to kennel operators as purses paid, 5% is paid to The Commonwealth of Massachusetts in the form of pari-mutuel tax and 0.5% each is deposited into the Greyhound Capital Improvements Trust Fund and Promotional Trust Fund.

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

(E) GOVERNMENT REGULATION

         Wonderland operates under an annual license granted after application to, and public hearings by, the Massachusetts State Racing Commission (the "Racing Commission"). Wonderland received its first license in 1935 and has had its license renewed annually since that date. The Racing Commission has certain regulatory powers with respect to the dates and the number of performances granted to its licensees and various other aspects of racetrack operations. In addition, the Racing Commission licenses certain key officials employed by Wonderland. Alcoholic beverage control regulations require each of the restaurant and bar facilities at Wonderland to apply to a state and local authority for a license or permit to sell alcoholic beverages on the premises. The licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of the daily operations of the restaurants and bars, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license could adversely affect the Company's ability to operate the restaurant facilities. The Company has not encountered any material problems relating to alcoholic beverage licenses to date.

         In order to meet the requirements for renewal of racing licenses, Wonderland must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of its obligations on a timely basis. The racing license has been granted for the 2000 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2001 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2001 racing license, the adverse impact on the Company's assets would be material.

         The Massachusetts State Legislature is currently considering
Initiative Petition 99-13, a proposed law which would prohibit any form of betting or wagering on dog racing in Massachusetts. The state legislature has until May 3, 2000 to act on the petition. If the state legislature does not take any action, proponents may nevertheless attempt to obtain enough signatures from qualified Massachusetts citizens authorizing a statewide ballot in November 2000 to consider the proposed law. Adoption of this law could have a material adverse effect on the Company's business and operations.

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

(F) EMPLOYEES

         At December 31, 1999, the Company employed approximately 350 persons.

ITEM 2. DESCRIPTION OF PROPERTY

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

         In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL. ("Foxboro") in Norfolk Superior Court in Massachusetts, over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998. The Company expects the appeals to be decided sometime during calendar year 2000

         On July 8, 1998, Foxboro Route 1 Limited Partnership, ET AL., filed a civil action in Suffolk Superior Court in Massachusetts against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., ET AL., seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997.

         The ultimate outcome of such pending litigation cannot be determined at this time, however it is the opinion of the Company's management, any liability under such pending litigation would not materially affect its financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters for vote by its stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) MARKET PRICE

         There is no established trading market for the Company's Common Stock or the Company's Class B Common Stock.

         (b) APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK AND CLASS B COMMON STOCK

                                         NUMBER OF
                                         RECORD HOLDERS
                                         AS OF
TITLE OR CLASS                           APRIL 14, 2000
--------------                           --------------
Common Stock -- par value $.01                463
Class B Common Stock -- par value $.01         11

         (c) DIVIDEND HISTORY

         No dividends have been declared by the Company on its Common Stock during 1999, 1998 or 1997. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either class of Common Stock in the immediate future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information as of and for the fiscal year ended December 31, 1999, 1998, 1997 and 1996, is derived from the Consolidated Financial Statements, as audited by BDO Seidman, LLP, independent accountants. The Selected Consolidated Financial Information as of and for the fiscal year ended December 31, 1995 is derived from the Consolidated Financial Statements, as audited by PriceWaterhouse Coopers, L.L.P., independent accountants as adjusted for the discontinued Foxboro business during 1997. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's prior years' Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         For the Years Ended December 31,
                                                           -------------------------------------------------------------------
                                                                1999          1998         1997           1996            1995
                                                           -------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA                            (Dollars in Thousands Except Per Share and Share Amounts)

Operating Revenue                                            $17,545       $18,971      $21,046        $20,582         $22,079
                                                           -------------------------------------------------------------------
Expenses:
  Operating expenses                                          16,361        17,506       18,509         18,161          21,147
  Depreciation and amortization                                  584           700          529            828             883
                                                           -------------------------------------------------------------------
    Total expenses                                            16,945        18,206       19,038         18,989          22,030
                                                           -------------------------------------------------------------------
Income from operations                                           600           765        2,008          1,593              49

Interest expense, net                                           (499)         (398)        (387)          (755)           (709)
Loss on sale of investment                                    (1,809)
Other income (expense), net (2)                                    3           525        1,169          1,867            (159)
                                                           -------------------------------------------------------------------
Income (loss) before income taxes                             (1,705)          892        2,790          2,705            (819)
Provision for income taxes                                        91            83            0             13               0
                                                           -------------------------------------------------------------------
Income (loss) from continuing operations before
  operations of discontinued harness racing
  subsidiary                                                  (1,796)          809        2,790          2,692            (819)
Loss from operations of discontinued harness
  racing subsidiary.                                               -             -       (2,412)        (2,180)         (1,235)
Gain from disposal of discontinued harness
  racing subsidiary net of income taxes
  of $20,400 in 1998                                               -         1,001        2,581              -               -
                                                           -------------------------------------------------------------------
  Net income (loss)                                         ($ 1,796)      $ 1,810      $ 2,959        $   512        ($ 2,054)
                                                           ===================================================================
Basic per share data:
  Income (loss) from continuing operations                  ($  1.42)      $  0.63      $  2.22        $  2.15        ($  0.65)

  Income (loss) from discontinued operations                    0.00          0.81         0.14          (1.74)          (0.98)
                                                           -------------------------------------------------------------------
  Net income (loss)                                         ($  1.42)      $  1.44      $  2.36        $  0.41        ($  1.63)
                                                           ===================================================================
Basic weighted average common shares outstanding           1,263,225     1,261,252    1,255,225      1,255,225       1,255,225
                                                           ===================================================================
Diluted per share data:
  Income (loss) from continuing  operations                 ($  1.42)      $  0.63      $  2.19        $  2.15        ($  0.65)

  Income ( loss) from discontinued operations                   0.00          0.78         0.13          (1.74)          (0.98)
                                                           -------------------------------------------------------------------
  Net income (loss)                                         ($  1.42)      $  1.41      $  2.32        $  0.41        ($  1.63)
                                                           ===================================================================
Diluted weighted average common shares outstanding         1,263,225     1,281,243    1,275,225      1,255,225       1,255,225
                                                           ===================================================================

                                                                                as of December 31,
                                                           -------------------------------------------------------------------
                                                                1999          1998         1997           1996            1995
                                                           -------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA

Working Capital (deficiency)                                ($1,543)      ($3,381)     ($9,309)       ($17,105)       ($20,480)
Total Assets                                                  9,413        13,369       13,581          20,830          25,608
Long Term Debt (1)                                            4,392         5,551          997           3,435           5,774
Stockholders' equity (deficiency)                            (1,259)          466       (1,551)         (4,464)         (4,913)


(1) Long term debt at December 31, 1999 ,1998, 1997, 1996, and 1995 excludes $273, $351, $4,373, $3,412, and $1,751, respectively, of long term debt reclassified as current obligations ( see Note 2 of Consolidated Financial Statements)

(2) The table above reflects the Company's accounting for its investment in Back Bay Restaurant Group, Inc. ("BBRG") under the equity method until the disposal date of the stock by the Company. Other income (expense), net contains income
(loss) of approximately $525, $337, $86 and $(552), from the Company's investment in BBRG for 1998, 1997, 1996, and 1995, respectively. The loss on sale of investment in 1999 is net of the earnings from the subsidiary of $157.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Wonderland conducts live racing seven nights and two afternoons per week, and offers simulcast wagering afternoons and evenings. The table below illustrates certain key statistics for Wonderland, for each of the past three years:


                                                                   Year Ended December 31,
                                                 ---------------------------------------------------------
                                                           1999                 1998                  1997
                                                 ---------------------------------------------------------
Performances                                                360                  399                   458
Simulcast Days                                              363                  363                   362
Pari-mutuel handle (millions):
         Live-on track                           $           25        $          31          $         40
         Live-simulcast                                      42                   39                    35
         Guest-simulcast                                     48                   51                    52
                                                 ---------------------------------------------------------
Total Handle                                     $          115        $         121          $        127
                                                 ==============        =============          ============
Total attendance (thousands)                     $          348        $         407          $        490
                                                 ==============        =============          ============
Average per capita on site wagering              $          210        $         201          $        188
                                                 ==============        =============          ============


Wonderland has been granted a license to conduct 360 racing performances during 2000.

 OPERATING REVENUE

         The Company is still experiencing a decline in total attendance and live-on track handle, caused by a variety of factors including a general decline in the pari-mutuel racing industry and strong competition for the wagered dollar, from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

 1999 VERSUS 1998

         Total operating revenue decreased to $17.5 million in 1999 or 7.9% as compared to $19.0 million in 1998. Pari-mutuel commissions decreased by approximately $1.2 million to $14.2 million in 1999 from $15.4 million in 1998. Total handle in 1999 was $115 million as compared to $121 million in 1998. Guest-simulcast handle decreased by approximately $3 million or 6% in 1999 as compared to 1998. Live-on track handle decreased by $6 million or 19% in 1999 as compared to 1998, while Live-simulcast handle increased by $3 million or 8%.

         Commission revenue was negatively impacted by a decline in Live-on track and Guest simulcast handle. Wonderland had 39 fewer live racing performances in 1999 as compared to 1998, with a 14% decrease in attendance between 1999 and 1998.

         Concessions revenue decreased to $1.5 million from $1.8 million 1998. Such decline is largely attributable to the decline in total attendance. Concessions revenue consists of food, beverage, parking, program sales, and advertising income.

         Other operating revenue remained essentially unchanged during 1999 compared to 1998.

         Revenue for 1999 includes $246,000 deposited into the Greyhound Promotional Trust Fund and $202,000 deposited into the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland. These funds are funded by a percentage of the handle and reimbursement is approved by The Commonwealth of Massachusetts.

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

         The decrease in pari-mutuel commission revenue is attributable to the increase in Live-simulcast handle and an increase in the commission rate earned on Guest-simulcast handle offset by the decrease from live on track handle. Commission revenue was negatively impacted by a decline in Live-on track handle which was partially offset by an increase in the commission rate. Wonderland had 59 less live racing performances in 1998 as compared to 1997, with decreased in attendance between 1998 and 1997.

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

OPERATING EXPENSES 1999 VERSUS 1998

         Operating expenses were $16.9 million and $18.2 million in 1999 and 1998, respectively. The Company realized cost savings on purse expense of approximately $170,000 in 1999 as compared to 1998. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of the Commonwealth of Massachusetts based upon on-track handle. The decrease in purse expense in 1999 is attributable to a decline in on-track handle.

         The decline in operating expenses of 7.0% was roughly in line with the decline in operating revenue. This reflects the variable nature of certain important cost components such as purses and salaries, as well as realized savings in the marketing, utility, and occupancy cost areas.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased in 1999 as compared to 1998 by approximately $116,000 and increased by approximately $171,000 in 1998 from 1997. Certain assets reached the end of their depreciable lives during 1999 thus the reduction in depreciation in 1999 from 1998. The Company continues to replace capital items as they become obsolete.

INTEREST EXPENSE

         During 1999, interest expense increased by approximately $101,000 as compared to 1998. During 1998, interest expenses increased by approximately $11,000 as compared to 1997. The increase in both years arose from the conversion of certain non-interest bearing debt to interest bearing as a result of the new long term financing entered into during 1998.

EQUITY INCOME IN AND SALE OF INVESTMENTS

         During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company began accounting for its investment in BBRG under the equity method. The equity income in investments represents the Company's proportionate share of BBRG's net earnings (see Note 9 of Notes to Consolidated Financial Statements).

         On December 31, 1998, the Company owned approximately 673,000 or 19% of the outstanding shares of the Back Bay Restaurant Group, Inc. ("BBRG").

         On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement, by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 15, 1999. Pursuant to the Merger Agreement, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria, and Richard P. Dalton, received $10.25 in cash from the Acquiror in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock in the surviving corporation. As of the date of the Merger, the Company held 74.58% of the common stock of BBRG. Following the Merger, BBRG no longer met the requirements of a public company.

         On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis, pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of BBRG.

         Mr. Sarkis is the Chairman and a majority stockholder of the Company and the President, Chief Executive Officer, and sole director of BBRG.

         The aggregate purchase price of the stock was $2,703,108. In exchange for the delivery of the shares Mr. Sarkis delivered a promissory note in the amount of the purchase price and a stock pledge agreement relating to the shares. Under the terms of the note, Mr. Sarkis paid the Company $500,000 on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, and the remaining outstanding principal balance and all accrued interest is to be paid in four equal installments of principal on December 16, 2000, December 16, 2001, December 16, 2002, December 16, 2003, with any unpaid amounts due December 16, 2003.

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

         The Stock Purchase Agreement and the Stock Repurchase Agreement were approved by the Company's Board of Directors, including its disinterested member. The Board of Directors determined that the $6.00 per share valuation negotiated with Mr. Sarkis & BBRG was fair and in the best interests of the Company's stockholders based upon a fairness opinion delivered by its financial advisor.

         The per share book value of the Company's investment in BBRG immediately prior to these transactions was $8.92. The Company incurred a non-cash loss of $2.92 per share on these transactions, for an aggregate non-cash loss of $1,809,000, net of $157,000 of equity in the earnings of BBRG for 1999.

NET GAIN ON SALE / FORECLOSURE OF REAL PROPERTY

         In 1997, the Company sold its interest in a limited partnership which owned land and an office and retail building for a cash payment of $500,000.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes is less than the statutory federal tax rate of 34% during 1998 and 1997 primarily due to the utilization of available net operating loss carryforwards for which the related deferred tax asset has been fully reserved. The provision for taxes of $90,600 in 1999 and $82,400 in 1998 represent the Federal alternative minimum tax and state income taxes.

DISCONTINUED OPERATIONS

         Foxboro Park, Inc. ("Foxboro", which term as used herein includes its wholly-owned subsidiaries) conducted seasonal live harness racing generally two evenings and two matinees per week, while simulcasting afternoons and evenings through July 1997 (see Item 3 and Note 3 in Notes to Consolidated Financial Statements.) The table below presents certain key statistics for Foxboro for the period indicated:

                                                          Seven Month
                                                          Period Ended

                                                             July 31,
                                                               1997
                                                          -------------
Performances                                                    99
Simulcast Days                                                 204
Pari-mutuel handle (millions)
  Live-on track                                              $   3
  Live-simulcast                                                27
  Guest-simulcast                                               28
                                                             -----
                                                             $  58
                                                             =====
Total attendance (thousands)                                   148
                                                             =====
Average per capita on site wagering                          $ 209
                                                             =====

         Foxboro operated the premises through July 1997 (see Item 3 Legal Proceedings and Note 3 of Notes to Consolidated Financial Statements).

         The Company recognized a gain on the discontinuance of the Company's harness racing business of $1.0 million and $2.6 million for years ended December 31, 1998 and 1997, respectively. Such gain is primarily comprised of the excess of occupancy and other liabilities over non recoverable net leasehold improvements and other assets. The Company had a loss from operations of its discontinued harness racing operations of $2.4 million for the period ended
July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's unrestricted cash and cash equivalents totaled $343,000 at December 31, 1999, compared with $188,000 at December 31, 1998. The Company generated cash flows from operations of approximately $550,000 in 1999 as compared to $480,000 in 1998. Non-cash items included in the Company's net loss in 1999 consist of depreciation and amortization expense of approximately $584,000, and the loss on the sale of investment in affiliated company of $1,809,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $119,000 of cash in 1999. Net cash used in investing activities in 1999 is comprised of additions to the property, plant and equipment of approximately $128,000, the proceeds from sale of investment of $4,041,000 and issuance of promissory notes in the amount of $2,703,000. Financing activities in 1999 include principal payments of debt of $267,000 and cancellation of debt and accrued interest in connection with the sale of BBRG stock. The Company expects to fund any capital expenditures for 2000 from internally generated cash. The Company expects cash flow from operations to be sufficient to cover the operating obligations of the Company.

RACING SUBSIDIARY

         In order to meet the requirements for renewal of racing licenses in 2001, the Company's racing subsidiary must demonstrate, among other criteria, that it is a financially stable entity, capable of disposing of its obligations on an annual basis. Although management is optimistic that it will be able to demonstrate financial stability in their applications for 2001 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

         In the event that the Company is not successful in obtaining a year 2001 racing license, the adverse impact on the Company's financial results and position would be material.

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

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which changed the SFAS No. 133 effective date of adoption for all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

POTENTIAL CHANGES IN LAWS

         The Massachusetts state legislature is currently considering Initiative Petition No. 99-13, a proposed law which would prohibit any form of betting or wagering on dog racing in Massachusetts. The state legislature has until May 3, 2000 to act on this petition. In the event that the state legislature does not take any action, proponents of the law may nevertheless attempt to obtain enough signatures from qualified Massachusetts residents to authorize a statewide ballot referendum in November, 2000 to consider the proposed law. Adoption of this law could have a material adverse effect on the Company's business and operations.

YEAR 2000 UPDATE

         The Company has not experienced any disruptions related to the "Year 2000" issue. Nevertheless, the Company continuing to evaluate risks associated with a potential delayed impact of Year 2000 related failures. Any such failure could result in an interruption in, or a failure of, normal business activities which could materially and adversely affect its results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third party vendors, the Company unable to predict whether any future failure related to the Year 2000 issue will have a material adverse impact on its results of operations, liquidity or financial position. The Company believes that its efforts to identify and resolve issues related to the Year 2000 problem have reduced, but not eliminated, the possibility that it will in the future encounter any significant interruptions to normal operations related to the Year 2000 issue.

Item 7a, Quantitative and Qualitative Disclosure about Market Risk not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                              PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                            15

CONSOLIDATED BALANCE SHEETS                                               16-17

CONSOLIDATED STATEMENTS OF OPERATIONS                                        18

CONSOLIDATED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY (DEFICIENCY)                                          19

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries
Revere, Massachusetts

We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the investee which was the basis for recording the Company's investment in and equity in earnings of the investment. The investment in the investee and equity in the income for the investor represents 43.8%, of total assets as of December 31, 1998 and 29.0% and 11.4% of net income for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such investments, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits, and the reports of the other auditors for 1998 and 1997, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                               BDO SEIDMAN, LLP

Boston, Massachusetts
March 30, 2000

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                         1999                    1998
                                                                                ---------------------------------------
 ASSETS

 Current assets:
    Cash and cash equivalents                                                        $  343,109            $    188,462
    Restricted cash                                                                     742,303                 170,052
    Accounts receivable                                                                  40,873                  23,496
    Prepaid expenses and other current assets                                           109,990                 168,964
    Notes receivable from officers -- short-term portion                                815,902                 151,377
                                                                                ---------------------------------------
      Total current                                                                   2,052,177                 702,351
                                                                                ---------------------------------------

 Property, plant and equipment:
    Land                                                                                348,066                 348,066
    Building and building improvements                                               18,550,474              18,466,838
    Machinery and equipment                                                           4,543,040               4,498,547
                                                                                ---------------------------------------
                                                                                     23,441,580              23,313,451

    Less accumulated depreciation and amortization                                  (17,956,017)            (17,458,993)
                                                                                ---------------------------------------
    Net property, plant and equipment                                                 5,485,563               5,854,458
                                                                                ---------------------------------------

   Other assets:
     Deferred financing costs, less accumulated amortization of
       $48,753 and $10,883 at December, 1999 and 1998 respectively.                     133,575                 171,265
     Other assets, net                                                                   58,840                  49,559
     Investments                                                                             --               5,849,814
     Notes receivable from officers -- long term portion                              1,682,467                 742,016
                                                                                ---------------------------------------
     Total other assets                                                               1,874,882               6,812,654
                                                                                ---------------------------------------
     Total assets                                                                    $9,412,622             $13,369,463
                                                                                =======================================


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                              DECEMBER 31,
                                                                                      1999                      1998
                                                                                --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current liabilities:
Accounts payable and other accrued liabilities                                    $1,979,476               $ 2,405,518
Discontinued operations                                                              704,420                   704,420
Outstanding parimutuel tickets                                                       638,460                   622,447
Current maturities of long-term debt                                                 272,541                   350,663
                                                                                --------------------------------------
Total current liabilities                                                          3,594,897                 4,083,048

Long-term debt, less current maturities                                            4,391,936                 5,550,847

Accrued executive bonus, long-term portion                                           435,815                   433,223

Other long-term liabilities                                                        2,249,408                 2,836,891
                                                                                --------------------------------------
Total liabilities                                                                 10,672,056                12,904,009
                                                                                --------------------------------------
COMMITMENTS AND CONTINGENCIES
Stockholders' equity (deficiency):
Common stock, $.01 par value; authorized
   3,000,000 shares, 1,944,409 shares issued                                          19,444                    19,444
Class B Common stock, $.01 par value; authorized
   1,000,000 shares;  912,615 shares issued                                            9,126                     9,126
Additional paid-in capital                                                        13,379,275                13,379,275
Accumulated deficit                                                               (6,524,607)               (4,728,205)
Other comprehensive loss                                                            (177,890)                 (249,404)
Cost of 1,593,199 common and 600 Class B
   Common shares in treasury                                                      (7,964,782)               (7,964,782)
                                                                                --------------------------------------
 Total stockholders' equity (deficiency)                                          (1,259,434)                  465,454
                                                                                --------------------------------------
      Total liabilities and stockholders' equity (deficiency)                     $9,412,622               $13,369,463
                                                                                ======================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED DECEMBER 31,

                                                                            1999                      1998                    1997
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE:
    Pari-mutuel commissions                                          $14,202,476               $15,373,562             $17,057,287
    Concessions and other                                              1,511,922                 1,758,670               1,952,759
    Other                                                              1,830,984                 1,839,100               2,035,732
                                                                     --------------------------------------------------------------
            Total operating revenue                                   17,545,382                18,971,332              21,045,778

Operating expenses:
     Wages, taxes and benefits                                         6,344,951                 7,248,903               7,311,681
     Purses                                                            4,301,987                 4,470,893               5,092,615
     Cost of food and beverage                                           464,267                   524,296                 562,403
     Administrative & operating                                        5,250,234                 5,262,415               5,541,662
     Depreciation and amortization                                       584,273                   700,106                 529,288
                                                                     --------------------------------------------------------------
          Total operating expenses                                    16,945,712                18,206,613              19,037,649
                                                                     --------------------------------------------------------------
          Income from operations                                         599,670                   764,719               2,008,129
                                                                     --------------------------------------------------------------

Other income (expense):
    Interest expense, net                                               (499,264)                 (398,284)               (386,803)
    Equity income in investments                                              --                   525,292                 336,726
    Net gain on sale/foreclosure of real property                             --                        --                 500,000
    Other income,                                                          2,900                        --                 331,915
    Loss on sale of investment                                        (1,809,108)                       --                      --
                                                                     --------------------------------------------------------------
          Total other income (expense)                                (2,305,472)                  127,008                 781,838
                                                                     --------------------------------------------------------------

Income (loss) from operations before
provision for income taxes                                            (1,705,802)                  891,727               2,789,967

Provision for income taxes                                                90,600                    82,400                      --
                                                                     --------------------------------------------------------------
Income (loss) from continuing operations                              (1,796,402)                  809,327               2,789,967

Loss from operations of discontinued
  harness racing subsidiary                                                   --                        --              (2,411,787)
Gain from disposal of discontinued harness racing subsidiary
  net of income taxes of $20,400 in 1999                                      --                 1,000,961               2,580,676
                                                                     --------------------------------------------------------------
Net income (loss)                                                   ($ 1,796,402)              $ 1,810,288             $  2,958,856
                                                                     ==============================================================

Basic per share data:
 Income (loss) from continuing operations                           ($      1.42)              $      0.63             $      2.22
 Income (loss) from discontinued operations, net                              --                      0.81                    0.14
                                                                     --------------------------------------------------------------
Net income (loss) per share                                         ($      1.42)              $      1.44             $      2.36
                                                                     =============================================================
Basic weighted average common shares outstanding                       1,263,225                 1,261,252               1,255,225
                                                                     =============================================================

Diluted per share data:

Income (loss) from continuing operations                            ($      1.42)              $      0.63             $      2.19
Income (loss) from discontinued operations, net                               --                      0.78                    0.13
                                                                     --------------------------------------------------------------
Net income (loss) per share                                         ($      1.42)              $      1.41             $      2.32
                                                                     =============================================================
Diluted weighted average common shares outstanding                     1,263,225                 1,281,243               1,275,225
                                                                     =============================================================


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                             CLASS B
                                                              COMMON       ADDITIONAL PAID-IN     ACCUMULATED        NOTE RECEIVABLE
                                          COMMON STOCK         STOCK            CAPITAL            DEFICIENCY       FROM STOCKHOLDER
                                          ------------------------------------------------------------------------------------------

Balance December 31, 1996                    $19,364          $9,126           $13,355,355        ($9,497,349)            ($330,594)
  Interest receivable                             --              --                    --                 --               (14,525)
  Comprehensive income (loss):
     Net income                                   --              --                    --          2,958,856                    --
     Pension liability adjustment                 --              --                    --                 --                    --
                                          ------------------------------------------------------------------------------------------
Balance December 31, 1997                     19,364           9,126            13,355,355         (6,538,493)             (345,119)
  Issuance of common stock                        80              --                23,920                 --                    --
  Note reclassification                           --              --                    --                 --               345,119
  Comprehensive income (loss):
     Net income                                   --              --                    --          1,810,288                    --
     Pension liability adjustment                 --              --                    --                 --                    --
                                          ------------------------------------------------------------------------------------------
Balance December 31, 1998                     19,444           9,126            13,379,275         (4,728,205)                   --
  Comprehensive income (loss):
     Net loss                                     --              --                    --         (1,796,402)                   --
     Pension liability adjustment                 --              --                    --                 --                    --
                                          ------------------------------------------------------------------------------------------
Balance December 31, 1999                    $19,444          $9,126           $13,379,275        ($6,524,607)                   --
                                          ==========================================================================================

                                                      OTHER                              TOTAL
                                                  COMPREHENSIVE    TREASURY          STOCKHOLDERS'
                                                      LOSS          STOCK         EQUITY (DEFICIENCY)
                                          ------------------------------------------------------------------------------------------
Balance December 31, 1996                           ($ 55,359)    ($7,964,782)          ($4,464,239)
  Interest receivable                                      --              --               (14,525)
  Comprehensive income (loss):
      Net income                                           --              --             2,958,856
      Pension liability adjustment                    (30,720)             --               (30,720)
                                          ---------------------------------------------------------
Balance December 31, 1997                             (86,079)     (7,964,782)           (1,550,628)
  Issuance of common stock                                 --              --                24,000
  Note reclassification                                    --              --               345,119
  Comprehensive income (loss):
      Net income                                           --              --             1,810,288
      Pension liability adjustment                   (163,325)             --              (163,325)
                                          ---------------------------------------------------------
Balance December 31, 1998                            (249,404)     (7,964,782)              465,454
  Comprehensive income (loss):
        Net loss                                           --              --            (1,796,402)
        Pension liability adjustment                   71,514              --                71,514
                                          ---------------------------------------------------------
Balance December 31, 1999                           ($177,890)    ($7,964,782)          ($1,259,434)
                                          =========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                   1999              1998              1997
                                                                            -----------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                           ($1,796,402)        $1,810,288       $2,958,856
                                                                            -----------------------------------------------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
     Gain from operations of discontinued harness racing subsidiary                  --         (1,021,361)      (2,580,676)
     Recovery of bad debts                                                           --            (77,548)              --
     Depreciation and amortization                                              584,273            700,106          529,288
     Gain on sale/foreclosure of real property                                       --                 --         (500,000)
     Change in liability estimate                                                    --           (445,161)              --
     Gain on bond sales and redemptions                                              --                 --         (199,415)
     Equity in (income) loss from investments                                        --           (525,292)        (336,726)
     Deferred revenue                                                                --                 --         (132,500)
     Loss on sale of investment                                               1,809,108                 --               --
     Minimum pension liability adjustment                                        71,514           (163,325)         (30,720)
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                                  (572,251)           441,985          409,184
       Decrease (increase) in accounts receivable                               (76,217)           587,049          112,141
       Decrease (increase) in prepaid expenses and other                         58,974             (7,462)          36,793
       Decrease (increase) in other assets, net                                      --            211,316           (5,134)
       Decrease in accounts payable and other accrued liabilities               (58,444)        (2,058,545)      (1,200,511)
       Increase in outstanding parimutuel tickets                                16,013                 --               --
       Increase (decrease) in accrued executive bonus, long-term portion          2,592                 --               --
       Increase (decrease) in other long term liabilities                      (436,106)         1,110,984        1,380,295
                                                                            -----------------------------------------------
        Total adjustments                                                     1,399,456         (1,247,254)      (2,517,981)
                                                                            -----------------------------------------------
        Net cash provided by (used in) operating activities                    (396,946)           563,034          440,875
                                                                            -----------------------------------------------
Cash flows from investing activities:
      Issuance of promissory notes receivable                                (2,703,108)                --               --
      Additions to property, plant and equipment                               (128,129)          (694,066)        (756,444)
      Proceeds of sale of investment in subsidiary                            2,703,108                 --               --
      Proceeds from bond sales and redemptions                                       --                 --           99,415
      Proceeds from sale of real property                                            --                 --          500,000
                                                                            -----------------------------------------------
        Net cash (used in) investing activities                                (128,129)          (694,066)        (157,029)
                                                                            -----------------------------------------------
Cash flows from financing activities:
     Payments for debt issue costs                                                   --           (182,098)              --
     Proceeds from short term debt                                                   --                 --          407,466
     Proceeds from notes payable                                                     --          5,000,000               --
     Principal payments of debt                                                (267,033)        (4,814,008)      (1,350,931)
     Decrease (increase) in notes receivable, officers                          946,755            (82,692)              --
     Issuance of common stock                                                        --             24,000               --
                                                                            -----------------------------------------------
        Net cash provided by (used in) financing activities                     679,722            (54,798)        (943,465)
                                                                            -----------------------------------------------

Net increase (decrease) in cash and cash equivalents                            154,647           (185,830)        (659,619)
Cash and cash equivalents, beginning of year                                    188,462            374,292        1,033,911
                                                                            -----------------------------------------------
Cash and cash equivalents, end of year                                       $  343,109         $  188,462       $  374,292
                                                                            ===============================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest                                                                     $  463,396         $  625,589       $  439,165
                                                                            ===============================================
Income taxes                                                                 $   71,626         $   84,970       $       --
                                                                            ===============================================

         During 1999, the Company sold an investment in a subsidiary for $4,040,706, of which $1,337,598 was a cancellation of a note payable and related accrued interest.

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

THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         The Company operates primarily in one business segment through its pari-mutuel racing subsidiary. Wonderland Greyhound Park, Inc. ("Wonderland") is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutuel harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997 (see Litigation at Note 5). The Company's Foxboro harness racing operations were discontinued during 1997 and is reported as a discontinued operation in the accompanying consolidated financial statements (see Note 3 of Notes to Consolidated Financial Statements).

         The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 1999 was approximately 966 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

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

         RESTRICTED CASH

         Restricted cash is related to the operations of Wonderland and consists of amounts held by The Commonwealth of Massachusetts (the "Commonwealth") in trust funds (for capital improvements and advertising/promotion). Wonderland disburses these funds upon approval by the Commonwealth. Unclaimed winnings from pari-mutuel wagering are held by Wonderland until they become payable to the Commonwealth by the operation of unclaimed property statutes.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

ASSET CLASSIFICATION                          ESTIMATED USEFUL LIFE
--------------------                          ---------------------
Buildings and improvements                           30 Years
Machinery and equipment                            5-10 Years

         Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the Financial Accounting Standards Board. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Depreciation and amortization expense of approximately $499,000, $545,000, and $385,000 was recorded for the years ended December 31, 1999, 1998 and 1997, respectively.


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1999 and 1998, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate. The carrying amount of cash equivalents approximates the fair value due to short term maturity of the cash equivalents. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's accounts receivable balance consists principally of amounts due from other race tracks. Historically, the Company has not incurred any significant credit-related losses.

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

         INCOME (LOSS) PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income (loss) per share of common stock are computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 1999, due to the net loss incurred in 1999.

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

         ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense was approximately $99,000, $219,000 and $319,000 for the years ended December 31, 1999 1998 and 1997, respectively.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133") which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.


         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which changed the SFAS No. 133 effective date of adoption for all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts, either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

2.       LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                                                1999                   1998
------------------------------------------------------------------------------------------------------------------------------------

9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.                                                                   $4,660,506              $4,904,828

Other                                                                                             3,971                  26,682

6.0% Back Bay Restaurant Group Term Note, cancelled during 1999
in connection with BBRG stock repurchase.                                                            --                 970,000
                                                                                      ----------------------------------------------
                                                                                              4,664,477               5,901,510
Less:
   Current maturities                                                                           272,541                 350,663
                                                                                      ----------------------------------------------
Long-term portion                                                                            $4,391,936              $5,550,847
                                                                                      ==============================================

         The aggregate principal payments required to be made on long-term debt, for the years subsequent to December 31, 1999 are as follows:


                     2000               $  272,541
                     2001                  295,000
                     2002                  325,000
                     2003                3,771,936
                                        ----------
                                        $4,664,477
                                        ==========


         In May 1994, the Company entered into an agreement with BBRG to transfer the operations under the Concessions Agreement and the Management Agreement to the Company in return for a six year term note in the amount of $970,000. In 1997 the Note was amended requiring equal quarterly payments of principal and interest beginning April 1, 1999 of approximately $36,000 with interest at 6%.

         On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis (a related party), the Buyer, pursuant to which the Buyer purchased 450,518 shares of common stock of BBRG, a Delaware corporation, owned by the Company (See Note 9 of Notes to Consolidated Financial Statements).

         With the execution of the Stock Purchase Agreement, the Company entered into a Stock Repurchase Agreement with BBRG pursuant to which BBRG repurchased 222,933 shares of common stock of BBRG in exchange for the cancellation of the $970,000 promissory note, along with accrued interest thereon in the amount of $367,598 (See Note 9 of Notes to Consolidated Financial Statements).

         In July 1998, the Company obtained long-term debt financing for $5,000,000 with Century Bank. The proceeds were used to repay previously outstanding indebtedness, including approximately $275,000 of subordinated debt, $2,381,000 of a realty trust term loan, $1,568,000 of a line of credit note, $118,000 on a margin agreement, and $356,000 of a short-term note payable. The remaining proceeds were used to pay other liabilities. The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park. The Company was in compliance with the covenants contained in its loan agreement.

3.       DISCONTINUED OPERATIONS

         In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997 (see Litigation at Note 5 of Notes to Consolidated Financial Statements). As a result the Company discontinued its harness racing operations. The gain on the discontinuance of approximately $1.0 million and $2.6 million for years ended December 31, 1998 and 1997, respectively, is primarily comprised of the excess of occupancy and other liabilities over non-recoverable net leasehold improvements and other assets. The 1998 gain also includes approximately $445,000 for a change in a liability estimate (see Note 13 of Notes to Consolidated Financial Statements). The remaining liabilities of the Company's discontinued operations at December 31, 1999 and 1998 are comprised of the following:



Creditors Trust Agreement Promissory obligation and
other liabilities                                               $ 174,451
Trade payable                                                      53,598
Outstanding pari-mutuel tickets                                   476,371
                                                                ---------
                                                                $ 704,420
                                                                =========

The loss of the Company's discontinued operations is summarized as follows:

                                   Seven Months
                                   Ended
                                   July 31,
                                   1997
                                   ------------

Operating revenues                  $ 6,476,083
Operating expenses                   (8,976,203)
Other income                             88,333
                                    -----------
                                    $(2,411,787)
                                    ===========


4.       OTHER LONG-TERM LIABILITIES

         Other long-term liabilities includes approximately $937,000 and $1,032,000 at December 31, 1999 and 1998, respectively, of fees owed to a law firm primarily related to the Foxboro litigation (see Litigation at Note 5 of Notes to Consolidated Financial Statements). Such amounts are currently payable at $5,000 per week.

5.       COMMITMENTS AND CONTINGENCIES

         PLEDGES OF ASSETS

         A certificate of deposit for $132,000 has been pledged to collateralize a performance bond for Wonderland, which is required annually by the Racing Commission for all race tracks. The bond is for $125,000.

         RACING LICENSE

         In order to meet the requirements for renewal of racing licenses, Wonderland must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of its obligations on a timely basis. The racing license has been granted for the 2000 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2001 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2001 racing license, the adverse impact on the Company's assets would be material.

         LEASE COMMITMENT

         Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $403,000, $320,000, and $386,000, in 1999, 1998
and 1997, respectively. The Company changed totalisator vendors in June 1999. Future minimum payments are due annually at $14,300. Amounts are contingent on the Company's total handle amounts. The Company is also liable for numerous operating leases for automobiles and other equipment which expire through 2001. The future minimum lease commitments relating to noncancelable operating leases other than Totalisator equipment as of December 31, 1999 are immaterial.

         LITIGATION

         The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

         In 1996 litigation ensued between Foxboro Realty Associates, LLC, ET AL. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., ET AL., in Norfolk Superior Court in Massachusetts over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998. The Company expects the appeals to be decided sometime during calendar year 2000.

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

         The ultimate outcome of such pending litigation cannot be determined at this time, however it is the opinion of the Company's management, any liability under such pending litigation would not materially affect its financial condition or results of operations.

         CONSULTING ARRANGEMENTS

         Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation for its services, the Company agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Company's capital stock at $3 per share (the "success fee" option). The success fee also stipulated that the principle of such firm, who was a director of the Company, would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee options are exercised.

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

           The Company's stock options activity is summarized as follows:

                                                 Number                Exercise
                                                 Of Shares             Price
                                                 ---------             --------

Balance December 31, 1996                         241,334               $ 3.00
Granted                                            52,500                 3.00
Terminated                                         (5,000)                3.00
                                                  -------
Balance December 31, 1997 and 1998                288,834                 3.00
Granted                                                --                   --
Terminated                                         (5,000)                3.00
                                                  -------
Balance, December 31, 1999                        283,834                 3.00
                                                  =======
Excercisable, December 31, 1999 and 1998          283,834                 3.00
                                                  =======


         The Company's total stock options outstanding of 283,834 at December 31, 1999 expire as follows: 190,000 in 2002; 51,334 in 2005; and 42,500 in 2007.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

         The assumptions used and the weighted average information for year ended December 31, 1997 are as follows:

                                                               1997
                                                               ----

       Risk-free interest rates                                6.5%
       Expected dividend yield                                 NONE
       Expected lives                                       8 years
       Expected volatility                                    46.5%
       Weighted average fair value of
         options on date of grant                             $3.81
       Weighted-average exercise price                        $3.00
       Weighed-average remaining
         contractual life of options
         outstanding                                       9 years

6.       COMMON STOCK, STOCK OPTION AND GRANT PLANS (CONTINUED)

         The effect of applying SFAS No. 123 for the year ended December 31, 1999, 1998 and 1997 would be as follows:

                                                                        1999                1998          1997
                                                               ----------------------------------------------------
Net income (loss)                             As reported          ($1,796,402)         $1,810,288      $2,958,856

                                              Pro Forma            ($1,924,488)         $1,667,133      $2,796,931

Net income (loss) per basic share             As reported          ($     1.42)         $     1.44      $     2.36

                                              Pro Forma            ($     1.52)         $     1.32      $     2.23

Net income (loss) per diluted share           As reported          ($     1.42)         $     1.42      $     2.37

                                              Pro Forma            ($     1.52)         $     1.30      $     2.19


7.       INCOME TAXES

         The Company's provision for income taxes for the years ended December 31, 1999 and 1998 represents alternative minimum Federal taxes and state income taxes. There was no provision for income taxes for the year ended December 31, 1997 due to the Company's taxable net operating loss. The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes, as follows:

                                              1999                       1998                    1997
---------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate            (34.0)%                     34.0%                   34.0%
(Increase) Decrease in deferred tax           34.0                       (5.1)                  (34.0)
Valuation allowance
Alternative minimum tax                        5.3                        2.0                     2.0
Utilization of carryforward losses              --                      (21.7)                     --
                                          ---------------------------------------------------------------------
Income tax rate                                5.3%                       9.2%                     --
===============                                ====                       ====                     ==

         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                 1999                      1998
                                          -------------------------------------
           DEFERRED TAX ASSETS                           IN THOUSANDS

 Net operating loss carryforwards                $2,532                 $ 5,465
 Capital loss carryforwards                          --                     268
 Fixed assets                                       517                     373
 Deferred compensation                               50                      54
 Miscellaneous operating reserves                   384                     287
 Deferred pension                                    58                     232
 Capitalized expenses                                60                      60
                                          -------------------------------------
 Gross deferred assets                            3,601                   6,739
 Less Valuation allowance                        (3,601)                 (5,780)
                                          -------------------------------------
 Net deferred assets                                 --                     959

           DEFERRED TAX LIABILITIES

 Investment in BBRG                                  --                     959
                                          -------------------------------------
 Net deferred tax liabilities                    $   --                 $    --
                                          =====================================

         The Company's net operating loss carryforwards begin expiring as of December 31, 2007. The net operating loss carryforwards, amounting to $6.3 million, expire as follows (in thousands) $2,303 in 2008, $43 in 2010, $437 in 2011, and $3,546 in 2012. The Company has fully reserved for all net deferred tax assets as future realization of these assets is not presently determinable.

8.       PENSION PLANS AND RETIREMENT BENEFITS

         The Company contributed $80,778, $81,399 and $84,049 in 1999, 1998 and
1997, respectively, to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees and one for non-union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $153,643, $142,073, and $100,650 in 1999, 1998 and 1997, respectively. Benefits under the plan are provided by a group annuity contract purchased from an insurance carrier. The expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 1999 and 1998:

                                                                           1999             1998
                                                                   -----------------------------
Actuarial present value of benefit obligation: Accumulated
benefit obligation, including vested benefits of $1,301,197
and $1,283,304 for 1999 and 1998                                   $(1,348,085)      $(1,348,030)
                                                                   =============================
 Projected benefit obligation                                       (1,348,085)       (1,348,030)
 Plan assets at fair value                                             953,249           760,967
 Unrecognized transition obligation                                         --                --
 Unrecognized net losses                                              (181,547)         (253,060)
 Adjustment for minimum liability                                      181,547           253,060

                                                                   -----------------------------
Adjusted accrued pension cost (included in other long-term
liabilities)                                                       $  (394,836)      $  (587,063)
                                                                   =============================


Net periodic pension cost included the following components:

                                                                                    For the Year Ended
                                                                                        December 31,
                                                                   ------------------------------------------------
                                                                           1999             1998               1997
                                                                   ------------------------------------------------
 Service cost-benefits earned during the period                        $     --        $      --          $  24,344
 Interest cost on projected benefit obligation                           91,557          102,406            133,086
 Actual return on plan assets                                           (95,989)         (47,307)          (113,811)

 Net gain (loss) during the year, deferred for later                         --          (20,088)            (7,120)
 Amortization of unrecognized net obligation                             37,361          170,299             42,576
                                                                   ------------------------------------------------
 Net periodic pension cost                                             $ 32,929         $205,310           $ 79,075
                                                                   ================================================

8.       PENSION PLANS AND RETIREMENT BENEFITS (continued)

         Assumptions used in accounting for the above pension information included a discount rate of 7.25% for the year ended December 31, 1999 and 7% for the years ended December 31, 1998 and 1997 and an expected long-term rate of return of 8.5% for all years presented.

         The following tables set forth pension obligations and plan assets as of December 31, 1999 and 1998:


 Change in benefit obligation :

                                                        1999               1998
                                           ------------------------------------
 Benefit obligation as of January 1               $1,348,030         $1,763,919
 Interest cost                                        91,557            102,406
 Actuarial loss (gain)                               (34,152)           220,215
 Benefits paid                                       (57,350)          (738,510)
                                           ------------------------------------
Benefit obligation as of December 31              $1,348,085         $1,348,030
                                           ====================================

 Change in plan assets:

Fair value as of January 1                        $  760,967         $1,319,124

Actual return on plan assets                          95,989             47,307
 Company contribution                                153,643            142,073
 Benefits paid                                       (57,350)          (738,510)
 Plan expenses paid                                       --             (9,027)
                                           ------------------------------------
 Fair value as of December 31                     $  953,249         $  760,967
                                           =====================================

         The Company amended the defined benefit plan in connection with the renewal of a collective bargaining agreement. The amendment provides that as of January 31, 1998, benefit accruals under the plan will be frozen for those active employees who accrued benefits under the plan before January 31, 1998. The amendment further provides that on and after January 31, 1998, employees hired by Wonderland will no longer be eligible to join the plan. The Company will make contributions on behalf of these employees at a fixed rate to the union 401(k) plan based upon hours worked. These contributions commenced in 1998 and amounted to approximately $4,300 in that year.

         During 1997 the Company established separate 401(k) plans for union and nonunion employees, respectively. The plans are administered by an insurance company. The Company made contributions on behalf of certain union employees based upon a fixed rate and performances worked. The total of these contributions was approximately $72,000, $56,000 and $41,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's contributions on behalf of its non-union employees was approximately $61,000, $81,000 and 42,000 for the years ended December 31, 1999, 1998 and 1997.

         The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment. Expense for all retirement plans of the Company for the years ended December 31, 1999, 1998 and 1997 was approximately $350,000, $436,000 and $358,000, respectively.

9.       EQUITY INCOME IN AND SALE OF INVESTMENTS

         During 1994, the Company and BBRG jointly pursued a series of transactions, the effect of which resulted in the control of BBRG no longer resting with the Company. Accordingly, the Company began accounting for its investment in BBRG under the equity method. The equity income in investments represents the Company's proportionate share of BBRG's net earnings.

         As of December 31, 1998, the Company owned approximately 673,000 or 19% of the outstanding shares of BBRG.

         The following financial information not covered by the auditors' report, summarizes the financial position and results of operations of BBRG:

   Balance Sheet Information                                       December 27,
       (In thousands)                                                  1998
   -------------------------                                       ------------
     Current assets                                                 $  4,848
     Noncurrent assets (including plant, property and equipment)      41,797
     Current liabilities                                              12,531
     Noncurrent liabilities                                            4,298
     Stockholders' equity                                             29,816

                                                       Years Ended
                                              ----------------------------
   Operations Information                     December 27,    December 28,
       (In thousands)                            1998            1997
   ----------------------                     ------------    ------------
     Net sales                                  $99,396         $94,904
     Gross profit                                71,887          68,503
     Net income                                   2,684           1,731
     Company's equity in net earnings of BBRG       525             337

The quoted market value of BBRG stock during 1998 reflected a high and low price of $9.88 and $4.63, respectively. The quoted market value of BBRG stock at December 31, 1998, reflected a price $9.50.

         On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement ("the Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into

BBRG, with BBRG being the surviving company. The Merger was consummated April 15, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria, and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash from the Acquiror in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock in the surviving corporation. As of the date of the Merger, the Company held 74.58% of the common stock of BBRG. Following the Merger, BBRG no longer met the requirements of a public company.

         On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis, the Buyer, pursuant to which the Buyer purchased 450,518 shares of common stock of BBRG, a Delaware corporation, owned by the Company. The Buyer is the Chairman and a majority stockholder of the Company and the President, Chief Executive Officer, and sole director of BBRG. Immediately prior to consummation of the transactions contemplated by the Stock Purchase Agreement and the Stock Repurchase Agreement, the Company was the majority stockholder of BBRG.

         In exchange for the delivery of the shares the Buyer delivered a promissory note in the amount of the purchase price and stock pledge agreement relating to the shares totaling $2,703,108. Under the terms of the note, $500,000 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, and the remaining outstanding principal balance and all accrued interest shall be paid in four equal installments of principal on December 16, 2000, December 16, 2001, December 16, 2002, December 16, 2003, with any unpaid amounts due December 16, 2003. The notes bear interest at 9.5% and are collateralized by a security pledge agreement.

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

         The per share book value of the Company's investment in BBRG immediately prior to these transactions was $8.92. The Company incurred a loss of $2.92 per share on the transactions, for an aggregate loss of $1,809,000, net of the $157,000 equity in the earnings of BBRG for the period.

10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities as of December 31, 1999 and 1998 consisted of the following:

                                                  1999                    1998
                                    ------------------------------------------
Accounts payable, trade                     $  759,672              $  863,220
Other accrued liabilities                    1,072,997                 882,598
Accrued bonus                                  146,807                 322,777
Accrued interest                                     0                 336,923
                                    ------------------------------------------
                                            $1,979,476              $2,405,518
                                    ==========================================

11.      TRANSACTIONS WITH OFFICERS, EMPLOYEES AND RELATED PARTIES

         In May 1994, the Company purchased all restaurant and concession operations at Wonderland from BBRG for a sales price of $770,000. Included in the term note of $970,000 was additional amounts owed to BBRG for costs incurred under a Cross Indemnification agreement amounting to $200,000, and interest expense of approximately $58,000 each of the last three years. This note was cancelled during 1999 in conjunction with the stock repurchase agreement entered into with BBRG.

         Upon the sale of BBRG common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The notes bears interest of 9.5% with payments of $500,000 due on November 4, 1999, $500,000 due on December 16, 1999, $351,554 due on January 31, 2000, and the remaining outstanding principal and accrued interest payable in four equal annual installments due on December 16, 2000 through December 16, 2003. The balance outstanding under the note was $1,727,485 at December 31, 1999.

         At December 31, 1999 and 1998, there are additional loans outstanding to officers/stockholders including interest, of $742,017 and $893,393, respectively. The loans have been restructured and are payable over five years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amount of $319,296 are due from Charles Sarkis and $422,721 is due from Richard P. Dalton, the Company's President, Chief Executive Officer, and stockholder. Charles Sarkis' loan, including interest, had previously been recorded as a component of stockholders' equity. The $384,434 was recorded as a note receivable at December 31, 1998. The accrued bonus due to Charles F. Sarkis and Richard P. Dalton of $334,960 and $76,262 at December 31, 1999, respectively, will be used to repay the outstanding notes receivable balances as they become due. These bonuses amounts are classified in Accounts payable and other accrued liabilities and Other long-term liabilities at December 31, 1999.

         In October 1999, the Company received a letter of credit from the Anglo Irish Bank securitized by Mr. Charles Sarkis' property located on Boylston Street in Boston, MA. The letter of credit was established on October 14, 1999 between Mr. Sarkis and the Anglo Irish Bank. The letter of credit specifically stated that its purpose was to fund the unclaimed winning tickets of the Wonderland Greyhound Park racetrack, i.e. the "outs" due to the state. Subsequently, Mr. Sarkis refinanced the Boylston Street property and loaned the Company $500,000. The Company designated this $500,000, which was wired into the Company's Anglo Irish Bank account, to be used for the 1998 and 1999 "outs" due to the state. The loan agreement between the Company and Mr. Sarkis provided that the $500,000 due, at the option of the payee, could be used to offset any amounts due from the Mr. Sarkis, pursuant to the Promissory Note dated September 24, 1999. Accordingly, the Company offset the first payment due on the $2,703,108 loan due from Mr. Sarkis against the $500,000 loan payable to him.

         The Company has an accrued bonus due to A. Paul Sarkis of $171,400 at December 31, 1999 and 1998. These amounts are classified in Other Long-Term Liabilities at December 31, 1999 and 1998.

12.      NET GAIN ON SALE/FORECLOSURE OF REAL PROPERTY

         In 1997, the Company sold its interest in a limited partnership which owned land and an office and retail building for a cash payment of $500,000. During 1992, the Company reduced the carrying value of this investment to zero, therefore the entire amount of the proceeds resulted in a gain in 1997.

13.      CHANGE IN LIABILITY

         In prior years, Westwood recorded a liability of approximately $890,000 to a supplier. During 1998, Westwood eliminated the recorded liability by recording approximately half as discontinued operations on Foxboro and recording approximately half against general operating expenses of Wonderland. Arbitration proceedings are currently underway with this supplier relating to what obligations, if any, Westwood has to this supplier resulting from termination of their contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                      AGE      SINCE      POSITION


Charles F. Sarkis         60       1978      Chairman of the Board
Richard P. Dalton         52       1978      President, Chief Executive Officer,
                                              Director
Paul J. DiMare            57       1987      Director


         CHARLES F. SARKIS has served as Chairman of the Board since 1978. He was Chief Executive Officer of the Company from 1978 to 1992 and President from 1984 to 1992. He has been Chairman of the Board, President and Chief Executive Officer of Back Bay Restaurant Group, Inc. (restaurant holding company), formerly a wholly-owned subsidiary of the Company, for more than six years. He is also the sole director of Back Bay Restaurant Group, Inc. He has been Chief Executive Officer of Sarkis Management Corporation (restaurant management).

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

         A. PAUL SARKIS was elected Executive Vice President and Director in August 1995. Mr. Sarkis was Corporate Director of Development from 1993 to 1995 and Financial Analyst from 1990 to 1993. Mr. Sarkis resigned from his positions in September 1999. Mr. Sarkis is the son of Charles F. Sarkis, the Chairman of the Board of Directors.

         PAUL J. DIMARE has been President of DiMare Homestead, Inc. (agricultural processing and packaging) and DiMare Management Corp. (agricultural management and marketing) for over six years. He also is a director of First National Bank of Homestead, Florida.

         All of the directors and executive officers are citizens of the United States. There are no arrangements or understanding between any of the directors or executive officers of the Company and any other person pursuant to which such director of executive officer was or will be selected as a director or officer of the Company. Each of the executive officers of the Company holds office at the pleasure of the Board of Directors.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three years ended December 31, 1999, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.

                                                 Compensation                                     Awards-Payouts
------------------------------------------------------------------------------------------------------------------------------------

Name and                                              Other        Restricted
Principal                                             Annual             Stock     Options/       LTIP       All Other
Position                       Year     Salary        Bonus       Compensation      Awards(s)     SARS       Payouts   Compensation
---------                      ----     ------        ------      ------------     ----------     ----       --------- ------------


Charles F. Sarkis
Chairman of the Board          1999     $250,000            --            --            --         --             --         --
                               1998     $250,000      $159,500            --            --         --             --         --
                               1997     $200,000      $269,000            --       $20,000         --             --         --


Richard P. Dalton
President and Chief
Executive Officer              1999     $205,000            --            --            --         --             --         --
                               1998     $205,000            --            --            --         --             --         --
                               1997     $186,250      $161,400            --       $15,000         --             --         --
Richard G. Egan, Jr.
Former Vice
President and CFO              1999           --            --            --            --         --             --         --
                               1998     $110,000      $  9,840            --       $ 5,000         --             --         --
                               1997     $100,817            --            --            --         --             --         --


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION-During the year ended December 31, 1999, Messrs. Charles F. Sarkis, Richard P. Dalton and A. Paul Sarkis served as executive officers of the Company and as members of the Board of Directors of the Company which performs the functions of a compensation committee. Paul Sarkis resigned in September 1999. In addition, Mr. Charles F. Sarkis served as a director and executive officer of BBRG and Mr. Dalton served as a member of the Compensation Committee of the Board of Directors of BBRG until April 1999.

REMUNERATION OF DIRECTORS -The Company pays to each nonemployee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Committee meeting attended.

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

                             Year-End Option Values

         The table below shows the total number of unexercised options held at December 31, 1999. There are no unexercised in-the-money options(1) a the fiscal year-end. No options were exercised in the year-ended December 31, 1999.

                         Number of                          Value of
                         Securities                         Unexercised
                         Underlying                         In-the-money
                         Unexercised                        Options
                         Options at Fiscal Year End(#)      At Year End ($)(1)

Name                       Excercisable  Unexcercisable     Excercisable    Unexcercisable
----                       ------------  --------------     ------------    --------------

Charles F. Sarkis                95,000              --               --                --

Richard P. Dalton                40,000              --               --                --


(1) In-the-Money Options are those where the fair market value of the underlying Securities exceeds the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON STOCK

         The following table sets forth certain information, as of April 14, 2000 with respect to the beneficial ownership of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

        Name and Address of               Amount and Nature           Percent of
         Beneficial Owner               of Beneficial Ownership(1)      Class
--------------------------------------------------------------------------------

         Directors and Officers:



         Richard P. Dalton                         52,350  (2)         13.70%
         The Westwood Group, Inc.
         190 VFW Parkway
         Revere, MA 02151


         Paul J. DiMare*                          143,300  (3)         37.40%
         P.O. Box 900460
         Homestead, FL  33090


         A. Paul Sarkis                            48,609  (4)         12.40%
         599 East 6th Street
         South Boston, MA 02127


         Charles F. Sarkis*                       899,616  (5)         72.40%
                                                  -----------          -----
         Back Bay Restaurant Group,
         284 Newbury Street
         Boston, MA 02115


         All Directors and Officers as a
         group (five persons)                   1,143,875  (6)         83.40%
                                                =============          =====

         Holders of more than 5%, not included above

         DiMare Homestead, Inc.                    92,500  (7)         27.00%
         Jon M. Baker                              37,749  (8)         10.20%
         Michael S. Fawcett                        25,600  (9)          7.00%
         Joseph J. O'Donnell                       47,669 (10)         12.90%
         Pauline F. Evans                          26,122 (11)          7.60%
         Patricia F. Harris                        19,850 (12)          5.80%


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

(11)  Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida
      33308.

(12)  Ms. Harris' address is 11 Royal Road, Brookline, Massachusetts 02146.

(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF CLASS B COMMON STOCK

         The following table sets forth certain information, as of April 15, 2000 with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, and named Executive Officer and by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by the.


                                            Shares of Class B
                                             Common Stock             Percent of
 Name and Address of Beneficial Owner      Beneficially Owned (1)      Class
--------------------------------------------------------------------------------

  Charles F. Sarkis                             804,616  (2)           88.20%
  Back Bay Restaurant Group, Inc.
  284 Newbury St.
  Boston, MA 02116


  A. Paul Sarkis                                 16,109                 1.80%
  Back Bay Restaurant Group, Inc.
  284 Newbury St.
  Boston, MA 02116

                                           -------------------------------------
  All Directors and Officers as a               820,725  (2)              90%
   Group (Five Persons)                         =======                   ===

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) The Company made loans of $28,000, $52,000 and $32,400 to Richard
P. Dalton, a director and executive officer of the Company, in 1986, 1987 and 1988 respectively, in connection with certain purchases by Mr. Dalton of shares of the Company's Common Stock. Personal loans in the amounts of $107,905, $55,104 and $10,000 were also made to Mr. Dalton during 1989, 1990 and 1991, respectively. During 1990, Mr. Dalton repaid $25,000 in principal amount of these loans. The Company also made personal loans to Mr. Sarkis in the amounts of $201,086 and $209,237 during 1989 and 1990, respectively. In January, 1995, Mr. Sarkis repaid $80,000 to the Company. The restructuring of these loans has been agreed upon by the principals and formal agreements are to be prepared and executed. These loans are to be payable over five years of monthly principal and interest payments maturing on December 31, 2003, and bear interest at 8.0% per annum. As of December 31, 1999, the outstanding balance on these loans, including accrued interest, is $742,017.

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

         (c) On March 26, 1999, a majority of BBRG's shareholders approved a merger agreement ("the Merger Agreement"), by and between BBRG and SRC Holdings, Inc. (the "Acquiror"), a Delaware corporation formed by Charles F. Sarkis, BBRG's Chairman and Chief Executive Officer, pursuant to which the Acquiror would be merged (the "Merger") with and into BBRG, with BBRG being the surviving company. The Merger was consummated April 15, 1999. Pursuant to the Merger, the holders of BBRG's common stock, other than the Company, Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria, and Richard P. Dalton (collectively, the "Affiliated Shareholders"), received $10.25 in cash from the Acquiror in exchange for each share of common stock of BBRG held by them. The Affiliated Shareholders continued to own stock in the surviving corporation. As of the date of the Merger, the Company held 74.58% of the common stock of BBRG. Following the Merger, BBRG no longer met the requirements of a public company.

         (d) On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis, pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of BBRG.

         Mr. Sarkis is the Chairman and a majority stockholder of the Company and the President, Chief Executive Officer, and sole director of BBRG.

         The aggregate purchase price of the stock was $2,703,108. In exchange for the delivery of the shares, Mr. Sarkis delivered a promissory note in the amount of the purchase price and stock pledge agreement relating to the shares. Under the terms of the note, $500,000 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000. The remaining outstanding principal balance and all accrued interest is to be paid in four equal installments of principal on December 16, 2000, December 16, 2001, December 16, 2002, December 16, 2003, with any unpaid amounts due December 16,2003.

         Simultaneously with the execution of the Stock Purchase Agreement, the Company entered into a Stock Repurchase Agreement with BBRG, pursuant to which BBRG repurchased 222,933 shares of common stock of BBRG in exchange for the cancellation of a certain promissory note, dated May 2, 1994, issued by the Company in favor of BBRG in the principal amount of $970,000 and accrued interest thereon in the amount of $367,598.

         The Stock Purchase Agreement and the Stock Repurchase Agreement were approved by the Company's Board of Directors, including its disinterested member. The Board of Directors determined that the $6.00 per share valuation negotiated with the Buyer was fair and in the best interests of the Company's stockholders based upon a fairness opinion delivered by its financial advisor.

         The per share book value of the Company's investment in BBRG immediately prior to these transactions was $8.92. The Company incurred a loss of $2.92 per share on these transactions, for an aggregate loss of $1,809,000, net of $157,000 of equity in the earnings of BBRG for 1999.

         In October 1999, the Company received a letter of credit from the Anglo Irish Bank securitized by Mr. Charles Sarkis' property located on Boylston Street in Boston, MA. The letter of credit was established on October 14, 1999 between Mr. Sarkis and the Anglo Irish Bank. The letter of credit specifically stated that its purpose was to fund the unclaimed winning tickets of the Wonderland Greyhound Park racetrack, i.e. the "outs" due to the state. Subsequently, Mr. Sarkis refinanced the Boylston Street property and loaned the Company $500,000. The Company designated this $500,000, which was wired into the Company's Anglo Irish Bank account, to be used for the 1998 and 1999 "outs" due to the state. The loan agreement between the Company and Mr. Sarkis provided that the $500,000 due, at the option of the payee, could be used to offset any amounts due from the Mr. Sarkis, pursuant to the Promissory Note dated September 24, 1999. Accordingly, the Company offset the first payment due on the $2,703,108 loan due from Mr. Sarkis against the $500,000 loan payable to him.

         (e) Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation for its services, the Company agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Company's capital stock at $3 per share (the "success fee" option). The success fee also stipulated that the principle of such firm, who was a director of the Company, would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee options are exercised.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

            Included under Item 8 in Part II of this report:
            Report of Independent Accountants
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Changes in Stockholders' Equity
              (Deficiency)
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

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

    10.25 Margin Account Client Agreement between Westwood Financial Group, Inc. and Tucker Anthony Inc., dated May 19, 1994, together with a side agreement detailing additional terms.(8)

    10.26 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Harness).(10)

    10.27 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Thoroughbred).(10)

    10.28 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Park).(10)

    10.29    Form of Executive Non-Qualified Stock Option Agreement.(10)

    10.30    Form of Employee Non-Qualified Stock Option Agreement.(10)

    10.31 Third Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated January 5, 1998.(10)

    10.32    Voting and Shares Exchange Agreement, dated as of March 31, 1999.
             (11)

    10.33 Stock Purchase Agreement dated as of September 24, 1999 between the Company and Charles Sarkis.(12)

    10.34 Stock Repurchase Agreement dated as of September 24, 1999 between the Company and BBRG.(13)

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

    (11) Filed with the Company's Annual Report on Form 10-K for 1998 and incorporated herein by reference.

    (12) Filed as an exhibit with Form 8-K, as filed by the Company on October 12, 1999 and incorporated herein by reference.

            (b) REPORTS ON 8-K.

     The Company filed a report on Form 8-K on October 12, 1999, in connection with the following transactions:

     (i) the purchase of 450,518 shares of common stock in BBRG by Charles F. Sarkis from the Company; and

     (ii) the repurchase of 222,933 shares of common stock in BBRG by BBRG from the Company.

     This report included the following financial statements:

     (i) the Company's Pro Forma Condensed Consolidated Balance Sheet at June 30, 1999;

     (ii) the Company's Pro Forma Condensed Consolidated Income Statement at June 30, 1999; and

     (iii) the Company's Pro Forma Condensed Consolidated Income Statement at December 31, 1998.

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

Date: March 31, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                /s/ Charles F. Sarkis
    Date:  April 14, 2000                       --------------------------------
                     Charles F. Sarkis
                     Chairman of the Board


                                                /s/ Richard P. Dalton
    Date:  April 14, 2000                       --------------------------------
                     Richard P. Dalton
                     President, Chief Executive
                     Officer and Director
                     (Principal financial and accounting officer)

                                                /s/ Paul J. DiMare
    Date:  April 14, 2000                       --------------------------------
                     Paul J. DiMare
                     Director