Form 10-Q
period 2000-03-31
WESTWOOD GROUP INC
filed 2000-05-15
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 2000
                                 ----------------------------------

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

As of March 31, 2000 351,310 shares of the registrant's common stock, par value $.01 Per share and 912,015 shares of the registrant's class b common stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                           March 31,              December 31,
                                                                                              2000                   1999
                                                                                        -------------             ------------
                                                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                            $     389,238             $    343,109
   Restricted cash                                                                            770,050                  742,303
   Accounts receivable                                                                        126,420                   40,873
   Prepaid expenses and other current assets                                                   80,852                  109,990
   Notes receivable from officers short term portion                                          406,962                  815,902
                                                                                        -------------             ------------
     Total current assets                                                                   1,773,522                2,052,177
                                                                                        -------------             ------------
Property, plant and equipment:
   Land                                                                                       348,066                  348,066
   Building and building improvements                                                      18,444,234               18,550,474
   Machinery and equipment                                                                  4,673,297                4,543,040
                                                                                        -------------             ------------
                                                                                           23,465,597               23,441,580
   Less accumulated depreciation and amortization                                         (18,053,286)             (17,956,017)
                                                                                        --------------            ------------
     Net property, plant and equipment                                                      5,412,311                5,485,563
                                                                                        -------------             ------------

Other assets:
   Deferred financing costs, less accumulated amortization                                    124,467                  133,575
   Other assets, net                                                                           56,422                   58,840
   Notes receivable from officers long term portion                                         1,742,519                1,682,467
                                                                                        -------------             ------------
     Total other assets                                                                     1,923,408                1,874,882
                                                                                        -------------             ------------
     Total assets                                                                       $   9,109,241             $  9,412,622
                                                                                        =============            =============



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                                                                            March 31,             December 31,
                                                                                              2000                    1999
                                                                                        -------------             ------------
                                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and other accrued liabilities                                           $ 1,644,312              $ 1,979,476
Discontinued Operations                                                                      704,420                  704,420
Outstanding parimutuel tickets                                                               709,250                  638,460
Current maturities of long-term debt                                                         253,063                  272,541
                                                                                         -----------              -----------
Total current liabilities                                                                  3,311,045                3,594,897

Long-term debt, less current maturities                                                    4,320,728                4,391,936

Other long-term liabilities                                                                2,160,283                2,685,223
                                                                                         -----------              -----------
Total liabilities                                                                          9,792,056               10,672,056
                                                                                         -----------              -----------
Commitment and Contingencies
Stockholders' deficiency:
Common stock, $.01 par value; authorized
  3,000,000 shares, 1,944,409 shares issued                                                   19,444                   19,444
  Class B Common stock, $.01 par value; authorized
  1,000,000 shares; 912,615 shares issued                                                      9,126                    9,126
Additional paid-in capital                                                                13,379,275               13,379,275
Accumulated deficit                                                                       (5,947,988)              (6,524,607)
Other comprehensive loss                                                                    (177,890)                (177,890)
Cost of 1,593,199 common and 600 Class B
  common shares in treasury                                                               (7,964,782)              (7,964,782)
                                                                                         -----------              -----------

Total stockholders' deficiency                                                              (682,815)              (1,259,434)
                                                                                         -----------              -----------

     Total liabilities and stockholders' deficiency                                      $ 9,109,241              $ 9,412,622
                                                                                         ===========              ===========



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 ---------------------------------------------
                                  (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                            2000                      1999
                                                                                        -------------             ------------
   OPERATING REVENUES:

   Pari-mutuel commissions                                                              $   3,440,323             $  3,610,516
   Concessions and other                                                                      742,483                  586,177
   Admissions                                                                                  56,743                   68,232
                                                                                        -------------             ------------
     Total operating revenue                                                                4,239,549                4,264,925
                                                                                        -------------             ------------

   OPERATING EXPENSES:
   Wages, taxes and benefits                                                                1,469,944                1,365,277
   Purses                                                                                     965,476                1,042,229
   Cost of food and beverage                                                                   81,126                   98,456
   Administrative & operating                                                                 806,361                  947,920
   Depreciation and amortization                                                              128,878                  175,381
                                                                                        -------------             ------------
   Total operating expenses                                                                 3,451,785                3,629,263
                                                                                        -------------             ------------
   Income from operations                                                                     787,764                  635,662
                                                                                        -------------             ------------

   OTHER EXPENSE:
   Interest expense, net                                                                     (151,145)                 (81,574)
   Equity  loss in investments                                                                    -                    (47,600)
                                                                                        -------------             ------------
   Total other  expense                                                                      (151,145)                (129,174)
                                                                                        -------------             ------------

   Income from operations before
   provision for income taxes                                                                 636,619                  506,488

   Provision for income tax                                                                    60,000                   22,800
                                                                                         ------------             ------------

   Net income                                                                           $     576,619             $    483,688
                                                                                        =============             ============
   Basic income & diluted income per share:
   Net Income                                                                           $        0.46             $       0.38
                                                                                        =============             ============
   Gain from discontinued operations net per share                                                 -                         -
   Net income (Loss)
   Basic and diluted weighted average common shares outstanding                             1,263,225                1,263,225
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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (Unaudited)


                                                                    Three Months Ended
                                                                          March 31,
                                                                     2000        1999
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 576,619   $ 483,688
                                                                   ---------   ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                   128,878     175,381
     Equity in (income) loss from investments                              _      47,600
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                        (27,747)    112,492
       (Increase) in accounts receivable                             (85,547)     (9,411)
       Decrease (increase) in prepaid expenses and
         other current assets                                         29,138     (37,346)
       Decrease in other assets, net                                   2,418       1,558
       Decrease in notes receivable, officers                        348,888           _
       Decrease in accounts payable and other
         accrued liabilities                                        (335,164)   (440,203)
       Increase in outstanding parimutuel tickets                     70,790
       Increase (decrease) in other long-term liabilities           (524,940)    (266,765)
                                                                   ----------   ----------
       Total adjustments                                            (393,286)    (416,694)
                                                                   ----------   ---------
       Net cash provided by operating activities                     183,333       66,994
                                                                   ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                        (46,518)     (47,180)
                                                                  ----------    ---------
      Net cash used in investing activities                          (46,518)     (47,180)
                                                                  ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                                         (90,686)     (64,475)
                                                                   ---------    ----------
         Net cash provided (used) in financing activities            (90,686)     (64,475)
                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                  46,129      (44,661)
Cash and cash equivalents, beginning of period                       343,109      188,462
                                                                   ---------    ---------
Cash and cash equivalents, end of period                           $ 389,238    $ 143,801
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                      $ 146,560    $ 135,404
                                                                   =========    =========
     Income taxes                                                  $  75,500    $  28,000
                                                                   =========    =========

   The accompanying notes are an integral part of these consolidated condensed financial statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 2000
                                 --------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM RESULTS
     ---------------

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of March 31, 2000, and the results of its consolidated operations and its consolidated cash flows for the three month periods ended March 31, 2000 and 1999. Operating results from interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, these interim statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The accompanying consolidated condensed financial statements as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999 include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2000
                                 --------------


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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2000
                                 --------------


2    DEBT
     ----

     Long-term debt consisted of the following:

                                                                                     March 31,            December 31,
                                                                                       2000                   1999
-----------------------------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.                                                            $4,573,791             $4,660,506

Other                                                                                         --                  3,971
                                                                                      ----------             ----------
                                                                                       4,573,791              4,664,477
Less:
   Current Maturities                                                                    253,063                272,541
                                                                                      ----------             ----------
Long-term portion                                                                     $4,320,738             $4,391,936
                                                                                      ==========             ==========


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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 2000
                                 --------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended March 31, 2000 and 1999.

                                                    2000                1999
                                                -----------         ------------

Performances                                             85                   85
Simulcast days                                           91                   89
Pari-mutuel handle (thousands)
     Live-on track                              $     5,423         $      6,155
     Live-simulcast                                  10,223               10,903
     Guest-simulcast                                 12,423               12,286
                                                -----------         ------------
         Total                                  $    28,069          $    29,344
                                                ===========         ============

Total attendance                                     77,585               86,086
                                                ===========         ============

Average per capita on site wagering             $       230          $       214
                                                ===========         ============

     OPERATING REVENUE
     -----------------

     Total operating revenue decreased slightly to $4.2 million in the quarter ended March 31, 2000 as compared to $4.3 million in the same period of 1999. Pari-mutuel commissions decreased by approximately $170,000 or 5% to $3.4 million for the three months ended March 31, 2000 from $3.6 million in 1999. Total handle in first quarter of 2000 was approximately $28.1 million as compared to $29.3 million in 1999. Guest-simulcast handle increased by approximately $137,000 or 1% from $12.3 million in the first quarter of 1999 to $12.4 million in the corresponding period in 2000. Live-on track handle decreased by approximately $732,000 or 12% in 2000 as compared to 1999, while Live-simulcast handle decreased by approximately $680,000 or 6.2%.

     Wonderland had the same number of live racing performances in 2000 as compared to 1999, with an average attendance of approximately 913 persons in 2000 compared to 1013 persons in 1999.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 2000
                                 --------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------

     Concessions revenue of approximately $589,000 for the three months ended March 31, 2000 decreased by approximately $61,000 from approximately $528,000 for the three months ended March 31, 1999. Other operating revenue consists of program sales, admissions, parking and gift shop sales. These revenues increased by approximately $53,000 in 2000 as compared to 1999 to approximately
$209,000 from approximately $126,000.

     Pari-mutuel commission for the three months ended March 31, 2000 included approximately $64,000 deposited into the Greyhound Capital Improvements Trust Fund and $57,000 deposited into the Greyhound Promotional Trust Fund.

     OPERATING EXPENSES
     ------------------

     Operating expenses of approximately $3.4 million for the three months ended March 31, 2000 decreased by approximately $177,000 from approximately $3.6 million for the three months ended March 31, 1999.

     The Company realized savings in general operating expenses due to lower audio-visual, utility and occupancy costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with wages, administrative and food costs.

     INTEREST EXPENSE
     ----------------

     Interest expense increased by approximately $69,000 for the three months ended March 31, 2000 from $82,000 in the three months ended March 31, 1999 to approximately $151,000 in the three months ended March 31, 2000.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 2000
                                 --------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (continued)
-------------

     DEPRECIATION AND AMORTIZATION
     -----------------------------

     Depreciation and amortization decreased approximately $46,000 to $129,000 in the three months ended March 31, 2000, from $175,000 in the comparable period in 1999. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset.

     INCOME TAX PROVISION
     --------------------

     The Company's provision for income taxes is less than the statutory federal tax rate of 34% during the first quarter of 2000 and 1999 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $60,000 and $22,800 in the first quarter of 2000 and 1999, respectively, represents estimated state taxes and federal alternative minimum tax.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At March 31, 2000, the Company has a working capital deficit of approximately $1.5 million and a stockholders' deficit of approximately $683,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

     The Company's cash and cash equivalents totaled approximately $389,000 at March 31, 2000, compared with $343,000 at December 31, 1999. The Company generated cash flows from operations of approximately $183,000 during the first quarter of 2000 as compared to $67,000 during the corresponding period in 1999. Non cash items included in the Company's net income in the first quarter of 2000 consist of depreciation and amortization expense of approximately $129,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $5,000 of cash in the first quarter of 2000. Net cash used in investing activities in 2000 of approximately $46,000 represents investments and additions to the property, plant and equipment. Financing activities in 2000 include $91,000 of funds used to reduce outstanding balances on long term debt.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                   MARCH 31, 2000
                                   --------------



RACING OPERATIONS
-----------------

     In order to meet the requirements for renewal of racing licenses in 2001, the Company's racing subsidiary must demonstrate, among other criteria, it is a financially stable entity, capable of disposing of its obligations on a timely basis. Although management is optimistic that it will be able to demonstrate financial stability in their application for 2001 racing license, there can be no assurance that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

     In the event that the Company is not successful in obtaining a Year 2001 racing license, the adverse impact on the Company's financial results and position would be material.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 2000
                                 --------------



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

        (a) Exhibit  (27) Financial Data Schedule

        (b) Reports on Form 8-K
            None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                 MARCH 31, 2000
                                 --------------

                                   (UNAUDITED)
                                    ---------


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE WESTWOOD GROUP, INC.

Date    May 15, 2000                                  /s/ Richard P. Dalton
                                                      --------------------------
                                                      Richard P. Dalton
                                                      President, Chief Executive
                                                      Officer and Director
                                                      (Principal Financial and
                                                      Chief Accounting Officer)