Form 10-Q
period 2000-06-30
WESTWOOD GROUP INC
filed 2000-08-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               JUNE 30, 2000
                                ------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                               ---------------   ---------------
COMMISSION FILE NUMBER:   0-1590
                        ----------------------------------------

                            THE WESTWOOD GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    04-1983910
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


190 V.F.W. PARKWAY, REVERE, MASSACHUSETTS                 02151
-----------------------------------------               ----------
Address Of principal executive offices)                 (Zip Code)


                                  781-284-2600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (l) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X    NO
   ---      ---

AS OF AUGUST 9, 2000 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                   June 30,        December 31,
                                                     2000             1999
                                                  -----------     ------------
                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                    $   395,510       $   343,109
   Restricted cash                                  686,258           742,303
   Accounts receivable                              123,739            40,873
   Prepaid expenses and other current assets        317,626           109,990
   Notes receivable from officers                   374,854           815,902
                                                -----------       -----------
     Total current assets                         1,897,987         2,052,177
                                                -----------       -----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                             348,066           348,066
   Building and building improvements            18,592,102        18,550,474
   Machinery and equipment                        4,548,252         4,543,040
                                                -----------       -----------
                                                 23,488,420        23,441,580

   Less accumulated depreciation and
      amortization                              (18,188,395)      (17,956,017)
                                                -----------       -----------

     Net property, plant and equipment            5,300,025         5,485,563
                                                -----------       -----------

OTHER ASSETS:
   Intangibles, net                                 115,360           133,575
   Investments                                           --                --
   Other assets, net                                 53,953            58,840
   Notes receivable from officers                 1,768,336         1,682,467
                                                -----------       -----------
     Total other assets                           1,937,649         1,874,882
                                                -----------       -----------

     Total assets                               $ 9,135,661       $ 9,412,622
                                                ===========       ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              June 30,             December 31,
                                                2000                   1999
                                            -----------            ------------
                                            (Unaudited)
CURRENT LIABILITIES:

   Accounts payable and other accrued
     liabilities                            $ 1,504,018            $ 1,979,476
   Net liabilities of discontinued
     operations                                 704,420                704,420
   Outstanding pari-mutuel tickets              482,923                638,460
   Current maturities of long-term debt         283,811                272,541
                                            -----------            ------------
     Total current liabilities                2,975,172              3,594,897


LONG-TERM DEBT, less current maturities       4,223,125              4,391,936
OTHER LONG-TERM LIABILITIES                   2,352,119              2,685,223
                                            -----------            ------------
     Total liabilities                        9,550,416             10,672,056
                                            -----------            ------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.01 par value; authorized
   3,000,000 shares; 1,944,409 shares
    issued                                       19,444                 19,444
 Class B Common stock, $.01 par value;
   authorized 1,000,000 shares;
    912,615 shares issued                         9,126                  9,126
 Additional paid-in capital                  13,379,275             13,379,275
 Accumulated deficit                         (5,679,928)            (6,524,607)
 Other comprehensive loss                      (177,890)              (177,890)
 Cost of 1,593,199 common and 600
  Class B common shares in treasury          (7,964,782)            (7,964,782)
                                            -----------            ------------
     Total stockholders' equity (deficit)      (414,755)            (1,259,434)
                                            -----------            ------------
     Total liabilities and stockholders'
       equity (deficit)                     $ 9,135,661            $ 9,412,622
                                            ===========            ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        For The
                                                   Three Months Ended
                                                        June 30,
                                          -------------------------------------
                                             2000                      1999
                                          -----------              ------------
OPERATING REVENUE:
   Pari-mutuel commissions                $ 3,823,005              $ 3,815,197
   Concessions                                841,998                  844,891
   Admissions                                  56,743                   68,232
                                          -----------              -----------
Total operating revenue                     4,721,746                4,728,320
                                          -----------              -----------
OPERATING EXPENSES:
   Wages, taxes and benefits                1,667,415                1,924,306
   Purses                                   1,141,985                1,174,321
   Cost of  food and beverage                 112,951                  126,494
   Administrative & operating               1,253,733                1,299,078
   Depreciation and amortization              121,716                  176,940
                                          -----------              -----------
     Total operating expenses               4,297,800                4,701,139
                                          -----------              -----------
   Income from operations                     423,946                   27,181
                                          -----------              -----------

OTHER INCOME (EXPENSE):
   Interest expense, net                      (83,109)                (118,005)
   Other income,  net                              --                    1,900
                                          -----------              -----------
     Total other expense, net                 (83,109)                (116,105)
                                          -----------              -----------

INCOME (LOSS) FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                  340,837                  (88,924)

PROVISION FOR INCOME TAXES                     72,777                   30,000
                                          -----------              -----------

 NET INCOME (LOSS)                        $   268,060              $  (118,924)
                                          ===========              ===========

BASIC AND DILUTED PER SHARE DATA:
NET INCOME (LOSS)                              $0 .21                   $(0.09)
                                               ======                   ======

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                1,263,225                1,263,225
                                          ===========              ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      For The
                                                  Six Months Ended
                                                      June 30,
                                        ------------------------------------
                                           2000                      1999
                                        -----------              -----------
OPERATING REVENUE:
   Pari-mutuel commissions               $7,263,328               $7,425,713
   Concessions                            1,572,293                1,411,750
   Admissions                               125,674                  155,782
                                         ----------                ---------
Total operating revenue                   8,961,295                8,993,245
                                         ----------                ---------

OPERATING EXPENSES:
   Wages, taxes and benefits              3,137,359                3,289,583
   Purses                                 2,107,461                2,216,550
   Cost of food and beverage                194,077                  224,950
   Administrative & Operating             2,060,094                2,246,998
   Depreciation and amortization            250,594                  352,321
                                         ----------                ---------
  Total operating expenses                7,749,585                8,330,402
                                         ----------                ---------
     Income from operations               1,211,710                  662,843
                                         ----------                ---------

OTHER INCOME (EXPENSE):
   Interest expense, net                   (234,254)                (199,579)
   Equity loss in investments                    --                  (47,600)
   Other income, net                             --                    1,900
                                         ----------                ---------
     Total other expense, net              (234,254)                (245,279)
                                         ----------                ---------

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                977,456                  417,564

PROVISION FOR INCOME TAX                    132,777                   52,800
                                         ----------                ---------

NET INCOME                               $  844,679                $ 364,764
                                         ==========                =========

BASIC AND DILUTED PER SHARE DATA:

NET INCOME                                    $0.67                    $0.29
                                              =====                    =====

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING              1,263,225                1,263,225
                                         ==========               ==========




The accompanying notes are an integral part of these consolidated condensed financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     For the Six Months
                                                       Ended June 30
                                             ----------------------------------
                                               2000                       1999
                                             --------                    ------
Cash Flows from Operating Activities
Net income                                  $ 844,679                 $ 364,764
                                            ---------                 ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization               250,594                   352,321
  Equity in loss from investments                  --                    47,600
  Decrease in restricted cash                  56,045                    16,778
 (Increase) in accounts receivable            (82,868)                 (210,478)
 (Increase) in prepaid expenses and
     other current assets                    (207,636)                 (275,609)
  Decrease in other assets, net                 4,888                    19,525
  Decrease in notes receivable, officers      355,179                   265,895
 (Decrease)  increase in accounts payable
    and other accrued liabilities            (475,458)                1,300,249
 (Decrease)  in outstanding parimutuel
    tickets                                  (155,537)                  (97,320)
 (Decrease) in other long-term
    liabilities                              (333,104)               (1,598,032)
                                            ---------                 ---------
      Total adjustments                      (587,897)                 (179,071)
                                            ---------                 ---------
        Net cash provided by operating
         activities                           256,782                   185,693
                                            ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant
    and equipment                             (46,840)                  (91,804)
                                            ---------                 ---------
        Net cash used in investing
         activities                           (46,840)                  (91,804)
                                            ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                 (157,541)                 (130,463)
                                            ---------                 ---------
        Net cash used in
         financing activities                (157,541)                 (130,463)
                                            ---------                 ---------

Net increase (decrease) in cash and
 cash equivalents                              52,401                   (36,574)
Cash and cash equivalents, beginning
 of period                                    343,109                   188,462
                                            ---------                 ---------
Cash and cash equivalents, end of period    $ 395,510                 $ 151,888
                                            =========                 =========

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
Interest                                    $ 254,661                 $ 230,640
                                            =========                 =========
Income taxes                                $  61,300                 $  58,000
                                            =========                 =========

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM RESULTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and deferrals) necessary to present fairly the Company's consolidated financial position as of June 30, 2000, and the results of its consolidated operations and its consolidated cash flows for the three and six month periods ended June 30, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results from interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. Accordingly, these interim statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.


     INCOME PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income per share of common stock is computed by dividing the net income by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 2000 and 1999 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

     The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

     2. DEBT

Long - term debt consisted of the following:

                                              June 30, 2000     December 31,1999
                                              ---------------------------------

9.5% Century Bank and Trust Company
 ("Century Bank") term loan, requiring
 60 monthly payments of principal and
 interest of $58,319 beginning
 August 1, 1998, collateralized
 by a mortgage and security
 interest in all real estate
 and personal property located at
 Wonderland Greyhound Park.                    $4,506,936         $4,660,506

Other                                                  --              3,971
                                              -----------         -------------
                                                4,506,936          4,664,477
Less:
       Current maturities                         283,811            272,541
                                              -----------         -------------
Long - term portion                           $ 4,223,125         $4,391,936
                                              ===========         =============

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30,2000

                                  (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 2000 and June 30, 1999.

                                                    2000               1999
                                                  --------           --------
Performances                                           91                 91
Simulcast days                                         91                 91
Pari-mutuel handle (thousands)
         Live-on track                            $ 6,211            $ 6,648
         Live-simulcast                            10,431             10,095
         Guest-simulcast                           13,406             12,871
                                                  -------            -------
                                                  $30,048            $29,614
                                                  =======            =======

Total attendance                                   83,723             93,117
Average per capita on site wagering               $   234            $   210


     OPERATING REVENUE

     Total operating revenue was unchanged at $4.7 million in the quarter ended June 30, 2000 as compared to the same period of 1999. Pari-mutuel commissions also remained essentially unchanged at $3.8 million for the three months ended June 30, 2000 compared to the similar period in the prior year. Total handle in the second quarter of 2000 was approximately $30.0 million as compared to $29.6 million in 1999. Guest-simulcast handle increased by approximately $535,000 or 4.2% from $12.9 million in the second quarter of 1999 to $13.4 million in the corresponding period in 2000. Live-on track handle in the second quarter decreased by approximately $437,000 or 6.6% in 2000 as compared to 1999, while Live-simulcast handle increased by approximately $336,000 or 3.3%. As of June 30 Wonderland has the same number of live racing performances in 2000 as compared to 1999, with an average attendance of approximately 920 persons in 2000 compared to 1,023 persons in 1999.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30,2000

                                  (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Concessions and other operating revenue consists of program sales, admissions, parking and gift shop sales. It stood at approximately $899,000 for the three months ended June 30, 2000 decreasing by approximately $14,000 from approximately $913,000 for the three months ended June 30, 1999. Pari-mutuel commissions for the three months ended June 30, 2000 included approximately $64,000 deposited into each of the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund, compared to $67,000 for the same period in 1999.


     OPERATING EXPENSES

     Operating expenses were approximately $4.3 million for the three months ended June 30, 2000 decreased by approximately $400,000 from approximately $4.7 million for the three months ended June 30, 1999. The Company realized savings in general operating expenses due to lower wages and benefits costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with administrative and food costs.


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased approximately $55,000 to $122,000 in the three months ended June 30, 2000, from $177,000 in the comparable period in 1999. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset.


     INTEREST EXPENSE

     Interest expense decreased by approximately $35,000 for the three months ended June 30, 2000 from $118,000 in the three months ended June 30, 1999 to approximately $83,000 in the three months ended June 30, 2000.


     INCOME TAX PROVISION

     The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the second quarter of 2000 and 1999 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $73,000 and $30,000 in the second quarter of 2000 and 1999, respectively, represents estimated state taxes and federal alternative minimum tax.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had a working capital deficit of approximately $1,077,000, and a stockholders' deficit of approximately
$415,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $396,000 at June 30, 2000, compared with $343,000 at December 31, 1999. The Company generated cash flows from operations of approximately $73,000 during the second quarter of 2000 as compared to $119,000 during the corresponding period in 1999. Non cash items included in the Company's net income in the second quarter of 2000 consist of depreciation and amortization expense of approximately $122,000. Working capital accounts including restricted cash, accounts payable and other accrued liabilities increased by approximately $177,000 in the second quarter of 2000. There were no material investing activities in the second quarter of 2000.

Financing activities in 2000 include $67,000 of funds used to reduce outstanding balances on long-term debt.


The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the six months ended June 30, 2000 and June 30, 1999.

                                               2000                  1999
                                               ----                  ----
Performances                                    176                   176
Simulcast days                                  182                   178
Pari-mutuel handle (thousands)
         Live-on track                      $11,988               $12,894
         Live-simulcast                      21,049                21,559
         Guest-simulcast                     26,214                25,519
                                             ------                ------
                                            $59,251               $59,972
                                             ======                ======

Total attendance                            161,308               179,203
Average per capita on site wagering         $   237              $    214


     OPERATING REVENUE

     Total operating revenue was unchanged at $9.0 million in the six months ended June 30, 2000 as compared to the same period of 1999. Pari-mutuel commissions decreased $162,000 or 2.2% for the six months ended June 30, 2000. Total handle in the first half of 2000 was approximately $59.2 million as compared to $60.0 million in the first half of 1999. Guest-simulcast handle increased by approximately $695,000 or 2.8% from $25.5 million in the first half of 1999 to $26.2 million in the corresponding period in 2000. Live-on track handle decreased by approximately $906,000 or 7.0% in 2000 as compared to 1999, while Live-simulcast handle decreased by approximately $510,000 or 2.4%. As of June 30 Wonderland has the same number of live racing performances in 2000 as compared to 1999, with an average attendance of approximately 917 persons in 2000 compared to 1,018 persons in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Concessions and other operating revenue consists of program sales, admissions, parking and gift shop sales. These results were approximately $1,698,000 for the six months ended June 30, 2000 increasing by approximately $131,000 from approximately $1,567,000 for the six months ended June 30, 1999. Pari-mutuel commissions for the six months ended June 30, 2000 included approximately $128,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund, compared to $129,000 for the same period in 1999.


     OPERATING EXPENSES

     Operating expenses of approximately $7.7 million for the six months ended June 30, 2000 decreased by approximately $580,000 from approximately $8.3 million for the six months ended June 30, 1999. The Company realized savings in general operating expenses due to lower wages and benefits costs. The Company also incurred lower purse expense due to the decrease in on-track handle. In addition, there were cost savings associated with administrative and food costs.


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased approximately $101,000 to $251,000 in the six months ended June 30, 2000, from $352,000 in the comparable period in 1999. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset.

     INTEREST EXPENSE

     Interest expense increased by approximately $35,000 for the six months ended June 30, 2000 from $199,000 in the six months ended June 30, 1999 to approximately $234,000 in the six months ended June 30, 2000.


     INCOME TAX PROVISION

     The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the second quarter of 2000 and 1999 primarily due to the utilization of available net operating loss carryforwards. The provision for taxes of $133,000 and $53,000 in the second quarter of 2000 and 1999, respectively, represents estimated state taxes and federal alternative minimum tax.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash flows from operations of approximately $257,000 during the first half of 2000 as compared to $186,000 during the corresponding period in 1999. Non-cash items included in the Company's net income consist of depreciation and amortization expense of $251,000. Working capital accounts including restricted cash, accounts payable and other accrued liabilities increased by approximately $466,000 in the second half of 2000.
     Net cash used in investing activities in 2000 of approximately $47,000 represents investments and additions to the property, plant and equipment. Financing activities in 2000 include $157,000 of funds used to reduce outstanding balances on long term debt.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30,2000

                                  (UNAUDITED)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

     In 1996 litigation ensued between Foxboro Realty Associates, LLC, and other parties. ("FRA") and the Company, its subsidiary Foxboro Park, Inc., and other parties, in Norfolk Superior Court in Massachusetts over the aforementioned entities' ("Foxboro") right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998. The Company expects the appeals to be decided sometime during calendar year 2000.

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

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit (27) Financial Data Schedule

(b) Reports on Form 8-K None

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30,2000

                                  (UNAUDITED)




     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE WESTWOOD GROUP, INC.


Date August 15, 2000                      --------------------------
                                          Richard P. Dalton President,
                                          Chief Executive Officer and
                                          Director (Principal Financial and
                                          Accounting Officer)