Form 10-Q
period 2000-09-30
WESTWOOD GROUP INC
filed 2000-11-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission File Number:                        0-1590
                        --------------------------------------------------------

                            THE WESTWOOD GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         04-1983910
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  190 V.F.W. Parkway, Revere, Massachusetts                     02151
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                  781-284-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
    ---     ---

As of October 29, 2000 351,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  September 30,          December 31,
                                                      2000                   1999
                                                  -------------          ------------
                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                      $    319,304           $    343,109
   Restricted cash                                     496,311                742,303
   Accounts receivable                                  68,803                 40,873
   Prepaid expenses and other current assets           233,995                109,990
   Notes receivable from officers                      413,765                815,902
                                                  ------------           ------------
      Total current assets                           1,532,178              2,052,177
                                                  ------------           ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                348,066                348,066
   Building and building improvements               18,593,939             18,550,474
   Machinery and equipment                           4,599,287              4,543,040
                                                  ------------           ------------
                                                    23,541,292             23,441,580

   Less accumulated depreciation and
     amortization                                  (18,311,422)           (17,956,017)
                                                  ------------           ------------
      Net property, plant and equipment              5,229,870              5,485,563
                                                  ------------           ------------

OTHER ASSETS:
   Intangibles, net                                    106,253                133,575
   Other Assets, Net                                    51,438                 58,840
   Notes receivable from officers                    1,723,515              1,682,467
                                                  ------------           ------------
      Total other assets                             1,881,206              1,874,882
                                                  ------------           ------------
      Total assets                                $  8,643,254           $  9,412,622
                                                  ============           ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                     September 30,          December 31,
                                                         2000                   1999
                                                     -------------          ------------
                                                      (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and other accrued liabilities    $  1,426,234           $  1,979,476
   Net liabilities of discontinued operations             704,420                704,420
   Outstanding pari-mutuel tickets                        574,758                638,460
   Short-term non-collateralized debt                     338,000                     --
   Current maturities of long-term debt                   267,401                272,541
                                                     ------------           ------------
      Total current liabilities                         3,310,813              3,594,897

LONG-TERM DEBT, less current maturities                 4,173,157              4,391,936
OTHER LONG-TERM LIABILITIES                             2,244,912              2,685,223
                                                     ------------           ------------

      Total liabilities                                 9,728,882             10,672,056
                                                     ------------           ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.01 par value; authorized
    3,000,000 shares; 1,944,409 shares issued              19,444                 19,444
   Class B Common stock, $.01 par value;
    authorized 1,000,000 shares;
    912,615 shares issued                                   9,126                  9,126
   Additional paid-in capital                          13,379,275             13,379,275
   Accumulated deficit                                 (6,350,801)            (6,524,607)
   Other comprehensive loss                              (177,890)              (177,890)
   Cost of 1,593,199 common and 600 Class B
    common shares in treasury                          (7,964,782)            (7,964,782)
                                                     ------------           ------------

      Total stockholders' deficiency                   (1,085,628)            (1,259,434)
                                                     ------------           ------------

      Total liabilities and stockholders' deficiency $  8,643,254           $  9,412,622
                                                     ============           ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For The
                                                        Three Months Ended
                                                           September 30,
                                                ---------------------------------
                                                    2000                  1999
                                                -----------           -----------
OPERATING REVENUE:
   Pari-mutuel commissions                      $ 3,746,456           $ 3,717,952
   Concessions                                      816,469               768,843
   Admissions                                        73,002                78,026
                                                -----------           -----------
      Total operating revenue                     4,635,927             4,564,821
                                                -----------           -----------

OPERATING EXPENSES:
   Wages, taxes and benefits                      1,601,395             1,473,630
   Purses                                         1,138,391               976,248
   Cost of food and beverage                        118,751               125,236
   Administrative & operating                     2,124,087             1,407,540
   Depreciation and amortization                    132,133               129,235
                                                -----------           -----------
      Total operating expenses                    5,114,757             4,111,889
                                                -----------           -----------
   Income (loss) from operations                   (478,830)              452,932
                                                -----------           -----------

OTHER INCOME (EXPENSE):
   Interest expense, net                           (110,085)             (205,106)
   Equity income in investments                          --               204,600
   Litigation settlement expense                   (118,837)                   --
   Loss on sale of investment                            --            (1,966,108)
                                                -----------           -----------
      Total other income (expense)                 (228,922)           (1,966,614)
                                                -----------           -----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                    (707,752)           (1,513,682)

PROVISION FOR INCOME TAXES (BENEFIT)                (36,879)              240,200
                                                -----------           -----------


 NET LOSS                                       $  (670,873)          $(1,753,882)
                                                ===========           ===========

BASIC AND DILUTED PER SHARE DATA:
NET LOSS                                        $     (0.53)          $     (1.39)
                                                ===========           ===========
BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                      1,263,225             1,263,225
                                                ===========           ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For The
                                                          Nine Months Ended
                                                            September 30,
                                                -----------------------------------
                                                    2000                   1999
                                                ------------           ------------
OPERATING REVENUE:
   Pari-mutuel commissions                      $ 11,009,784           $ 11,143,665
   Concessions                                     2,388,762              2,180,593
   Admissions                                        198,676                233,808
                                                ------------           ------------
     Total operating revenue                      13,597,222             13,558,066
                                                ------------           ------------

OPERATING EXPENSES:
   Wages, taxes and benefits                       4,738,754              4,763,213
   Purses                                          3,245,852              3,192,798
   Cost of food and beverage                         312,828                350,186
   Administrative & operating                      4,184,181              3,654,538
   Depreciation and amortization                     382,727                481,556
                                                ------------           ------------
   Total operating expenses                       12,864,342             12,442,291
                                                ------------           ------------
     Income from operations                          732,880              1,115,775
                                                ------------           ------------

OTHER INCOME (EXPENSE):
   Interest expense, net                            (344,339)              (404,685)
   Equity income in investments                           --                157,000
   Litigation settlement                            (118,837)                    --
   Other (expense) income, net                            --                  1,900
   Loss on sale of investment                             --             (1,966,108)
                                                ------------           ------------
     Total other income (expense)                   (463,176)            (2,211,893)
                                                ------------           ------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                   269,704             (1,096,118)

PROVISION FOR INCOME TAXES                            95,898                293,800
                                                ------------           ------------
NET INCOME (LOSS)                               $    173,806           $ (1,389,118)
                                                ============           ============

BASIC AND DILUTED PER SHARE DATA:

NET INCOME (LOSS)                               $       0.14           $      (1.10)
                                                ============           ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                       1,263,225              1,263,225
                                                ============           ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months
                                                                  Ended September 30
                                                             ---------------------------
                                                                 2000            1999
                                                             -----------     -----------
Cash Flows from Operating Activities
Net income (loss)                                            $   173,806     $(1,389,118)
                                                             -----------     -----------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
     Depreciation and amortization                               382,727         481,556
     Equity in (income) from investments                              --        (157,000)
     Loss on sale of investment in subsidiary                         --       1,966,108
     Interest expense on payable                                      --          84,594
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                    245,992        (582,201)
       (Increase) decrease in accounts receivable                (27,931)         19,541
       (Increase) in prepaid expenses and other current
         assets                                                 (124,005)        (89,790)
       Decrease in other assets, net                               7,403              --
       Decrease in notes receivable from officers                361,089          42,158
       (Decrease) increase in accounts payable and other
         accrued liabilities                                    (553,242)        497,345
       (Decrease) in outstanding pari-mutuel tickets             (63,702)        (33,178)
       (Decrease) in other long-term liabilities                (440,311)       (501,063)
                                                             -----------     -----------
       Total adjustments                                        (211,980)      1,728,070
                                                             -----------     -----------
            Net cash (used) provided by operating
              activities                                         (38,174)        338,952
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                  (99,712)       (147,738)
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of debt                                 (223,919)       (198,004)
     Short-term financing                                        338,000              --
                                                             -----------     -----------
       Net cash provided (used) in financing activities          114,081        (198,004)
                                                             -----------     -----------

Net (decrease) in cash and cash equivalents                      (23,805)         (6,790)
Cash and cash equivalents, beginning of period                   343,109         188,462
                                                             -----------     -----------
Cash and cash equivalents, end of period                     $   319,304     $   181,672
                                                             ===========     ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                     $   369,403     $   343,811
                                                             ===========     ===========
Income taxes                                                 $   122,411     $    37,426
                                                             ===========     ===========

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM RESULTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results have been included in the consolidated financial statements for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim period consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (Unaudited)

     2.   DEBT

Long-term debt consisted of the following:

                                                                         September 30,  2000        December 31, 1999
---------------------------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park                                                         $4,440,558               $4,660,506
Other                                                                                     --                    3,971
                                                                                  ----------               ----------
                                                                                   4,440,558                4,664,477
Less current maturities                                                              267,401                  272,541
                                                                                  ----------               ----------
Long-term portion                                                                 $4,173,157               $4,391,936
                                                                                  ==========               ==========

     Short-term non-collateralized debt, consisted of a note payable to an individual for $338,000. The note bears interest of 12%. Principal and interest are to be paid in one lump sum of $346,334 on December 1, 2000.

     In late October 2000 the Company gave a second mortgage on its track facility to Century Bank. This mortgage was given as security for a letter of credit issued by Century Bank in favor of the Massachusetts State Racing Commission. In turn, this letter of credit will be security for the surety company underwriting the $125,000 racing bond that is a condition for the renewal each year of the Company's license to conduct greyhound racing. The purpose of this transaction was to help fund the ballot initiative campaign by freeing up some $138,000 that had previously served as collateral for the racing bond surety. The letter of credit transaction is expected to be concluded in late November 2000.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 2000 and 1999.

                                                     2000                  1999
                                                     ----                  ----
Performances                                           84                    88
Simulcast days                                         92                    92
Pari-mutuel handle (thousands)
         Live-on track                            $ 6,676               $ 7,039
         Live-simulcast                            10,288                10,125
         Guest-simulcast                           12,429                12,055
                                                  -------               -------
                                                  $29,393               $29,219
                                                  =======               =======

Total attendance                                   83,819                95,374
Average per capita on site wagering               $   228               $   200


     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the nine months ended September 30, 2000 and 1999.

                                                     2000                  1999
                                                     ----                  ----
Performances                                          270                   269
Simulcast days                                        276                   273
Pari-mutuel handle (thousands)
         Live-on track                           $ 18,436              $ 19,747
         Live-simulcast                            30,940                31,684
         Guest-simulcast                           38,245                37,574
                                                 --------              --------
                                                 $ 87,621              $ 89,005
                                                 ========              ========

Total attendance                                  247,380               273,421
Average per capita on site wagering              $    229              $    210


     BALLOT INITIATIVE TO BAN GREYHOUND RACING IN MASSACHUSETTS

     In August 2000 out-of-state animal rights activists placed on the November 2000 state ballot a binding initiative petition ("ballot initiative") for a law to ban all wagering on dog racing within Massachusetts effective June 1, 2001. If the initiative had passed, it would have prohibited both live and simulcast wagering, thus shutting down the Company's principal business. The initiative was defeated in the election on November 7, 2000. Furthermore, election regulations prohibit the placing of any substantially similar measure on the ballot before November 2006.

     Approximately $765,000 was committed to the political campaign to contest the ballot initiative through November 7, 2000. The political campaign was conducted jointly with Raynham Greyhound Park, the other dog track in Massachusetts. These funds were used primarily for the acquisition of media time and the development and implementation of a media campaign to promote the industry point of view. This figure is fully accrued in administrative and operating expenses for the three months and nine months ended September 30, 2000. Also, certain short-term financing arrangements intended to fund working capital needs related to the ballot initiative were executed or entered into as discussed above in "Debt" and below in "Liquidity And Capital Resources."

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     OPERATING REVENUE

     Total operating revenue was unchanged at $4.6 million in the quarter ended September 30, 2000 as compared to the same period of 1999. Pari-mutuel commissions also remained essentially unchanged at $3.7 million for the three months ended September 30, 2000. Total handle in the third quarter of 2000 was $29.4 million as compared to $29.2 million in 1999. Guest-simulcast handle increased by $374,000 or 3.1% from $12.0 million in the third quarter of 1999 to $12.4 million in the corresponding period in 2000. Live-on track handle decreased by $363,000 or 5.2% in 2000 as compared to 1999 (from $7.0 million to $6.7 million), while Live-simulcast handle increased by $163,000 or 1.6%, (from $10.1 million to $10.3 million). Wonderland had four fewer live racing performances in third quarter 2000 as compared to 1999, with an average attendance of 998 persons in 2000 compared to 1,084 persons in 1999.

     Total operating revenue was unchanged at $13.6 million in the nine months ended September 30, 2000 as compared to the same period of 1999. Pari-mutuel commissions decreased $134,000 or 1.2% for the nine months ended September 30, 2000. Total handle in this period was $87.6 million as compared to $89.0 million in 1999. Guest-simulcast handle increased by $671,000 or 1.8% from $37.6 million in 1999 to $38.2 million in the corresponding period in 2000. Live-on track handle decreased by $1,311,000 or 6.6% in 2000 as compared to 1999, while Live-simulcast handle decreased by $744,000 or 2.4%. Wonderland had the one more live racing performance in 2000 as compared to 1999, with an average attendance of 916 persons in 2000 compared to 1,016 persons in 1999.

     Concessions and other operating revenue consists of program sales, admissions, parking and gift shop sales. It stood at $889,000 for the three months ended September 30, 2000 increasing by $42,000 from $847,000 for the three months ended September 30, 1999. Pari-mutuel commissions for the three months ended September 30, 2000 included $50,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund.

     For the nine months ended September 30, 2000 concessions and other operating revenue was $2,587,000 increasing by $173,000 from $2,414,000 for the nine months ended September 30, 1999. Pari-mutuel commission for the nine months ended September 30, 2000 included $138,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund.

     OPERATING EXPENSES

     During the three months ended September 30, 2000 operating expenses increased by approximately $1,003,000 compared to the same period in 1999. Purse expense for the same period in 1999 was understated by $150,000 because of a quarterly accrual variance. Administrative and operating expense increased by $717,000. When deduction is made for $765,000 of spending on the ballot initiative as well as the 1999 understatement of purse expense, baseline operating expenses show an increase of $87,000. For the nine months ended September 30, 2000, cost savings were realized in all operating expense categories, when the $765,000 of ballot initiative expenses are excluded from the $422,000 increase in operating expenses.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     INTEREST EXPENSE

     Interest expense decreased by approximately $95,000 for the three months ended September 30, 2000 and by $60,000 during the corresponding nine month period. This change is the result of the recording of interest expense as the result of the September 1999 Stock Repurchase Agreement (see 1999 Form 10-K for a complete description of this transaction), and reduced overall borrowings.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization were flat in the three months ended September 30, 2000, from the comparable period in 1999, but decreased $99,000 for the corresponding nine month period. Depreciation and amortization are expensed on a straight-line basis over the estimated life of the asset.

     INCOME TAX PROVISION

     The estimated income tax benefit of $37,000 for the third quarter of 2000 results from the net loss for the period. The provision for income taxes for the nine months ended September 30, 2000 is computed at the statutory rate. Tax expense for the third quarter of 1999 and the nine months ended September 30, 2000 reflects the difference between book and tax cost basis on the investment in the Back Bay Restaurant Group that was sold in September 1999 (see "Stock Purchase Agreement" and "Stock Repurchase Agreement" in the 1999 Form 10-K).

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had a working capital deficit of $1,779,000, and a stockholders' deficiency of $1,085,000.

     Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled $319,000 at September 30, 2000, compared with $343,000 at December 31, 1999, a decrease of $24,000.

     The Company generated a cash deficit from operations of $38,000 during the nine months ended September 30, 2000 as compared to $339,000 positive cash flow during the corresponding period in 1999. Non-cash items included in the Company's net income in the nine months ended September 30, 2000 consisted of depreciation and amortization expense of $383,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities (but not including cash) provided $212,000 of cash in the nine months ended September 30, 2000.

     On September 19, 2000 the Company incurred a short-term borrowing in the amount of $338,000. This amount is to be repaid December 1, 2000, and bears interest at 12%. The purpose of the borrowing was to fund activities related to the ballot initiative.

     Net cash used in investing activities in 2000 of approximately $100,000 represents investments and additions to the property, plant and equipment. Financing activities in 2000 include $224,000 of funds used to reduce outstanding balances on long term debt.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions that arise in the ordinary course of its business.

     In 1996 litigation ensured between Foxboro Realty Associates, LLC, and other named parties ("FRA") and the Company, its subsidiary Foxboro Park, Inc., and other named parties, in Norfolk Superior Court in Massachusetts over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998. The Company expects the appeals to be decided sometime during calendar year 2000.

     On July 8, 1998, Foxboro Route 1 Limited Partnership, and other named parties, filed a civil action in Suffolk Superior Court in Massachusetts against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., and other named parties, seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997.

     The ultimate outcome of such pending litigation cannot be determined at this time, however it is the opinion of the Company's management, that any liability under such pending litigation would not materially affect its financial condition or operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (27) Financial Data Schedule

(b) Reports on Form 8-K None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                   (Unaudited)


--------------------------------------------------------------------------------
                                   (UNAUDITED)

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE WESTWOOD GROUP, INC.

Date November 14, 2000                       /s/ Richard P. Dalton
                                             -----------------------------------
                                             Richard P. Dalton President,
                                             Chief Executive Officer and
                                             Director (Principal Financial and
                                             Accounting Officer)