Form 10-K
period 2000-12-31
WESTWOOD GROUP INC
filed 2001-04-02
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission file Number 0-1590
December 31, 2000

                            THE WESTWOOD GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                               190 V.F.W. PARKWAY                         04-1983910
 (state or other jurisdiction                       REVERE, MA 02151                  (IRS Employer Identifier-
of incorporation or organization)       (address of principal executive offices            verification No.)
                                                  including zip code)

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

                                TOTAL NO. OF SHARES
 PRICING OF                     COMMON STOCK HELD BY                 AGGREGATE
VOTING STOCK                       NON-AFFILIATES                   MARKET VALUE
- ------------                    --------------------                ------------
  $0.75(1)                          239,110(2)                        $179,333

(1) Reflects the price of shares of Common Stock, par value $0.01 per share, traded on February 21, 2001 and March 23, 2001. The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for either the Company's Common Stock or Class B Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 2001 was as follows:

     Common Stock, $.01 par value: 351,210
     Class B Common stock, $.01 par value: 912,015

          DOCUMENTS INCORPORATED BY REFERENCE
               None

THE WESTWOOD GROUP, INC.
CALENDAR YEAR 2000 10-K ANNUAL REPORT
- --------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I                                                                  PAGE

ITEM 1.   BUSINESS....................................................    2
ITEM 2.   DESCRIPTION OF PROPERTY.....................................    4
ITEM 3.   LEGAL PROCEEDINGS...........................................    4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......    4

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.....................................................    5
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................    5
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    7
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   14
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   34

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   34
ITEM 11.  EXECUTIVE COMPENSATION......................................   35
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   37
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   40

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
          FORM 8-K....................................................   41
          SIGNATURES..................................................   44

PART I

ITEM I.   BUSINESS

(A) GENERAL

     The Westwood Group, Inc. (the "Company" or "Westwood", which term as used herein includes its wholly-owned subsidiaries) was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. The Company operates Wonderland Greyhound Park, Inc., a pari-mutuel greyhound racing facility located in Revere, Massachusetts. Until July, 1997, the Company also operated a pari-mutuel harness racing facility located in Foxboro, Massachusetts. (see Item 3).

(B) BUSINESS SEGMENTS

     For the three (3) years ended December 31, 2000, the Company's business was principally conducted in the pari-mutuel greyhound racing industry.

(C) DESCRIPTION OF BUSINESS

     The Company's wholly-owned subsidiary, Wonderland, owns and operates a greyhound racetrack, located in the City of Revere, Massachusetts. Revere adjoins the City of Boston. Wonderland Park is approximately five (5) miles north of downtown Boston and is served directly by major transportation routes and the Massachusetts Bay Transportation Authority rail line. The racetrack is approximately two (2) miles from Boston's Logan International Airport.

     In addition to the racetrack, the Company maintains and operates two (2) full service restaurants, a sports bar and other concession facilities at the racetrack to serve patrons of Wonderland Park. The racetrack facility can accommodate 10,000 patrons. The average attendance per day in 2000 was approximately 894 persons. The total attendance for the year was approximately 313,000 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking which has capacity for approximately 2,300 cars.

     Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland is authorized to conduct up to 520 live matinee and evening performances during the 2001 calendar year. In addition to conducting 350 live racing performances during 2000, Wonderland provided its patrons with simulcast wagering from twenty-eight (28) various greyhound, thoroughbred and harness tracks throughout the country. In addition, Wonderland broadcasts its simulcast signal to ninety-five (95) locations throughout the country. The Company is continuing its efforts to penetrate new markets into which it can broadcast its signal and to develop new ways to provide quality racing entertainment to its on-track patrons. See "Government Regulation" for a discussion of simulcast legislation.

     The Company's annual revenues are mainly derived from the commissions that it receives from wagers made by patrons during its racing performances and from admission and concession charges at such performances. Wagers at Wonderland are placed under the pari-mutuel wagering system, pursuant to which the winning bettors in each race divide the total amount bet on the race in proportion to the sums they wagered individually, after deducting certain percentages governed by state law including amounts which are reserved for The Commonwealth of Massachusetts, the owners of the winning greyhounds, and the racetrack.

     The pari-mutuel commission is regulated by the state regulatory commission in the jurisdiction of the individual race track. In addition, the net pari-mutuel commission varies based upon the type of wager. Finally, the Company generates commission revenue from other tracks for all amounts wagered on its product at their facility. These commissions vary based upon contractual arrangements.

     The average gross pari-mutuel commission at Wonderland was approximately 24%, 24%, and 23% of each $1.00 wagered on track during 2000, 1999 and 1998, respectively. Out of this amount approximately 6% is distributed to kennel operators as purses paid, 5% is paid to The Commonwealth of Massachusetts in the form of pari-mutuel tax and 0.5% each is deposited into the Capital Improvements Trust Fund and Promotional Trust Fund.

     The Commonwealth of Massachusetts State Racing Commission, as individuals, are the trustees and Wonderland is the beneficiary of the Greyhound Capital Improvements and Promotional Trust Funds which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

     During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc., was evicted from the Foxboro Raceway (see Item 3 and Note 5 of Notes to Consolidated Financial Statements). As such, its operating results are reflected as discontinued operations.

     In February 1998 the Company executed an Assignment for the Benefit of Creditors for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. The assignment was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors.

(D) COMPETITION AND MARKETING

     The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered.

     The Company continues to be negatively impacted by a strong Massachusetts state lottery, two Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island, greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons. Wonderland is at a competitive disadvantage when compared with other New England greyhound racetracks in that it can offer only a very limited amount of simulcasting from thoroughbred racetracks.

     Management has worked diligently over the last several years in attempting to convince the Governor and the Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2000 and no gaming legislation is anticipated in 2001. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

     A Massachusetts state ballot initiative to ban greyhound racing was narrowly defeated in November 2000. The advertising campaign directed at banning greyhound racing has negatively affected the image of greyhound racing. For a description of the ballot initiative, see Item 7, "Ballot Initiative to Ban Greyhound Racing in Massachusetts."

(E) GOVERNMENT REGULATION

     Wonderland operates under an annual license granted after application to, and public hearings by, the Massachusetts State Racing Commission. Wonderland received its first license in 1935 and has had its license renewed annually since that date. The Racing Commission has certain regulatory powers with respect to the dates and the number of performances granted to its licensees and various other aspects of racetrack operations. In addition, the Massachusetts state Racing Commission licenses certain key officials employed by Wonderland. The failure to receive or retain the annual racing license would have a material adverse effect on our business.

     Alcoholic beverage control regulations require Wonderland to apply to a state and local authority for a license or permit to sell alcoholic beverages on the premises. The licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants and bars, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license could adversely affect the Company's ability to operate the restaurant facilities. The Company has not encountered any material problems relating to alcoholic beverage licenses to date.

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

     The current legislation which permits the Company to provide simulcast broadcasting expires in June 2001. If the current legislation expires and new legislation is not enacted, it would have a material adverse effect on the revenues and business of the Company. Over the course of the last several months, the Company and the owners of other Massachusetts race tracks have been working to enact legislation which would permit the Company and those other race tracks to provide simulcast broadcasting of thoroughbred racing on a more frequent basis. Additionally, the Company and the other track owners are seeking to amend the current racing statutes to provide for a decrease in the parimutuel taxes paid to the Commonwealth. The Company and the other owners have proposed that the funds available from the parimutuel tax decrease be made available for increases in purses and the Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund. Additionally, the proposal provides for account wagering, satellite wagering and other revisions to the racing statute. The Company cannot assure you that either the simulcast or the parimutuel tax legislation will be adopted.

(F) EMPLOYEES

     At March 10, 2001, the Company employed approximately 350 persons.

ITEM 2. DESCRIPTION OF PROPERTY

     The racetrack facilities, which are located in Revere, Massachusetts, include a one-quarter mile oval sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company's Wonderland Park racing facility is mortgaged to secure the indebtedness owed under a term loan to the Century Bank and Trust Company. (See
Item 1(C), "Description of Business", Item 7, "Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements).

     The executive offices are owned by the Company and are located at Wonderland Greyhound Park in Revere, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings that arise in the ordinary course of its business.

     In 1996, litigation ensued between Foxboro Realty Associates, LLC, et al. and the Company, its subsidiary Foxboro Park, Inc., et al. in Norfolk Superior Court in Massachusetts, over Foxboro Park's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro Park was evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998.

     On July 8, 1998, Foxboro Route 1 Limited Partnership, et al., filed a civil action in Suffolk Superior Court in Massachusetts against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., et al., seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997.

     On January 30, 2001, the above-mentioned cases were settled without monetary damages to either party.

     In January 2001, the Company lost at arbitration a claim brought against it by a former totalisator vendor. The settlement amount was $468,000. This amount has been recorded in "Other income (expense), net" as of the fourth quarter of 2000 and fully accrued in current liabilities. The arbitrator's decision has been appealed in United States Federal District Court in Massachusetts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a) MARKET PRICE

     There is no established trading market for the Company's Common Stock or the Company's Class B Common Stock.

     The Company's Common Stock is traded on the pink sheets. The following table sets forth for the periods indicated the high and low bid prices.

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                         First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                         -------------    --------------    -------------    --------------

Fiscal year ended
  December 31, 2000:
  sales price of
  Common Stock
     High                    $1.00             $1.01            $1.20            $1.50
     Low                     $1.00             $1.00            $0.50            $0.50

Fiscal year ended
  December 31, 1999:
  sales price of
  Common Stock
     High                    $3.50              No              $3.00            $1.125
     Low                     $3.50             Sales            $3.00            $1.125


     (b) APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK AND CLASS B COMMON STOCK

                                                                NUMBER OF
                                                                RECORD HOLDERS
                                                                AS OF
TITLE OR CLASS                                                  MARCH 15, 2001
- --------------                                                  ----------------

Common Stock -- par value $.01                                        446
Class B Common Stock -- par value $.01                                 13

     (c) DIVIDEND HISTORY

     No dividends have been declared by the Company on its Common Stock during 2000, 1999, or 1998. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either Common Stock or Class B Common Stock in the immediate future.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information as of and for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996 is derived from the Consolidated Financial Statements, as audited by BDO Seidman, LLP, independent accountants. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's prior years' Form 10-K and included herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                             2000            1999            1998            1997            1996
                                                      ---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA                      (Dollars in Thousands Except Per Share and Share Amounts)

Operating Revenue                                     $    17,671     $    17,545     $    18,971     $    21,046     $    20,582
                                                      ---------------------------------------------------------------------------
Expenses:
   Operating expenses                                      16,750          16,361          17,506          18,509          18,161
   Depreciation and amortization                              523             584             700             529             828
                                                      ---------------------------------------------------------------------------
    Total Expenses                                         17,273          16,945          18,206          19,038          18,989
                                                      ---------------------------------------------------------------------------

Income from operations                                        398             600             765           2,008           1,593

Interest expense, net                                        (461)           (499)           (398)           (387)           (755)
Loss of sale of investment                                     --          (1,809)             --              --              --
Other income (expense), net (2)                              (692)              3             525           1,169           1,867
                                                      ---------------------------------------------------------------------------
Income (loss) before income taxes                            (755)         (1,705)            892           2,790           2,705
Provision for income taxes                                     94              91              83               0              13
                                                      ---------------------------------------------------------------------------
Income (loss) from continuing operations before
  operations of discontinued harness racing
  subsidiary                                                 (849)         (1,796)            809           2,790           2,692
Loss from operations of discontinued harness
  racing subsidiary                                            --              --              --          (2,412)         (2,180)
Gain from operations of discontinued harness
  racing subsidiary (net of income taxes of
  $20,400 in 1998)                                            353              --           1,001           2,581              --

                                                      ---------------------------------------------------------------------------
Net income (loss)                                     $      (496)    $    (1,796)    $     1,810     $     2,959     $       512
                                                      ===========================================================================

Basic per share data:
  Income (loss) from continuing  operations           $     (0.67)    $     (1.42)    $      0.63     $      2.22     $      2.15

  Income (loss) from discontinued operations                 0.28            0.00            0.81            0.14           (1.74)
                                                      ---------------------------------------------------------------------------

  Net income (loss)                                   $     (0.39)    $     (1.42)    $      1.44     $      2.36     $      0.41
                                                      ===========================================================================

Basic weighted average common shares outstanding        1,263,225       1,263,225       1,261,252       1,255,225       1,255,225
                                                      ===========================================================================

Diluted per share data:
  Income from continuing  operations                  $     (0.67)    $     (1.42)    $      0.63     $      2.19     $      2.15

  Income (loss) from discontinued operations                 0.28            0.00            0.78            0.13           (1.74)
                                                      ---------------------------------------------------------------------------

Net income (loss)                                     $     (0.39)    $     (1.42)    $      1.41     $      2.32     $      0.41
                                                      ===========================================================================

Diluted weighted average common shares outstanding      1,263,225       1,263,225       1,281,243       1,275,225       1,255,225
                                                      ===========================================================================


                                                                                 AS OF DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                            2000            1999            1998            1997            1996
                                                            ----            ----            ----            ----            ----
CONSOLIDATED BALANCE SHEET DATA
Working Capital (deficiency)                              $(2,186)        $(1,543)        $(3,381)        $(9,309)       $(17,105)
Total Assets                                                7,780           9,413          13,369          13,581          20,830
Long Term Debt (1)                                          4,096           4,392           5,551             997           3,435
Stockholders' equity (deficiency)                          (1,772)         (1,259)            466          (1,551)         (4,464)

(1) Long term debt at December 31, 2000, 1999 ,1998, 1997, and 1996 excludes $295, $273, $351, $4,373, and $3,412 respectively, of long term debt reclassified as current obligations ( see Note 2 of Consolidated Financial Statements)

(2) The table above reflects the Company's accounting for its investment in Back Bay Restaurant Group, Inc. ("BBRG") under the equity method. Other income (expense), net contains income of approximately $157, $525, $337, and $86 from the Company's investment in BBRG for 1999, 1998, 1997, and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Wonderland conducts live racing seven nights per week, and offers simulcast wagering afternoons and evenings. The table below illustrates certain key statistics for Wonderland, for each of the past three years:


                                             2000          1999          1998
                                            ------        ------        -----
Performances                                  350           360           399
Simulcast Days                                363           363           363

Pari-mutuel handle (millions):
         Live-on track                       $ 23          $ 25          $ 31
         Live-simulcast                        40            42            39
         Guest-simulcast                       50            48            51
                                             ----          ----          ----
Total Handle                                 $113          $115          $121
                                             ====          ====          ====

Total attendance (thousands)                  313           348           407
                                             ====          ====          ====

Average per capita on site wagering          $233          $210          $201
                                             ====          ====          ====


Wonderland has been granted a license to conduct up to 520 racing performances during 2001.

BALLOT INITIATIVE TO BAN GREYHOUND RACING IN MASSACHUSETTS

     In August 2000, animal rights activists were able to obtain the necessary number of signatures in order to place a binding initiative petition to ban all wagering on greyhound racing within Massachusetts effective June 1, 2001 on the November 2000 Massachusetts ballot. If the initiative had passed, it would have prohibited both live and simulcast wagering at Wonderland, thus, in all likelihood, shutting down the Company's principal business. The initiative was defeated in the November 7, 2000 election. Massachusetts Election laws prohibit the placing of any substantially similar measure on the ballot in any year prior to November 2006.

     The Company spent approximately $881,000 on the campaign to defeat the ballot initiative through December 31, 2000. The campaign was conducted jointly with the dog track in Raynham, Massachusetts. These funds were used primarily for acquisition of media time and the development and implementation of a media campaign to promote the industry point of view. This amount was fully accrued at December 31, 2000 and is included in administrative and operating expenses for the year then ended.

OPERATING REVENUE

     The Company is still experiencing a decline in total attendance and live-on track handle caused by a variety of factors including a general decline in the pari-mutuel racing industry, the negative effect of the ballot initiative on greyhound racing's image, and strong competition for the wagered dollar from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

2000 VERSUS 1999

     Total operating revenue and parimutuel commissions remained relatively unchanged as compared to 1999. Total handle in 2000 was $113 million as compared to $115 million in 1999. Live-on track handle decreased by $2 million or 9% in 2000 as compared to 1999, while Live-simulcast handle decreased by $2 million or 4%. Guest-simulcast handle increased by approximately $1.3 million or 3% in 2000 as compared to 1999.

     Wonderland had 10 fewer live racing performances in 2000 as compared to 1999, with a 10% decrease in attendance between 2000 and 1999.

     Concessions revenue increased slightly to $1.6 million from $1.5 million 2000. Concessions revenue consists of food, beverage, parking, program sales, and advertising income.

     Other operating revenue remained essentially unchanged compared to 1999.

     Revenue for 2000 includes $246,000 deposited into the Greyhound Promotional Trust Fund and $244,000 deposited into the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland. These funds are maintained through remittance by Wonderland of a percentage of the handle that is retained by Wonderland after payment to bettors. Reimbursement is periodically approved by The Commonwealth of Massachusetts to the extent that the trust fund balance equals or exceeds the reimbursements applied for.

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

     Concessions revenue decreased to $1.5 million in 1999 from $1.8 million in 1998. Such decline is largely attributable to the decline in total attendance. Concessions revenue consists of food, beverage, parking, program sales, and advertising income.

     Other operating revenue remained essentially unchanged during 1999 compared to 1998.

     Revenue for 1999 includes $246,000 deposited into the Greyhound Promotional Trust Fund and $202,000 deposited into the Greyhound Capital Improvements Trust Fund.

OPERATING EXPENSES 2000 VERSUS 1999

     Total operating expenses were $17.2 million and $16.9 million in 2000 and 1999, respectively. Purse expense declined by 4% because of the decline in on-track handle. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of the Commonwealth of Massachusetts based upon on-track handle.

     During 2000, administrative and operating expenses increased by approximately $626,000 compared to the same period in 1999. When deduction is made for $881,000 of expenditures on the ballot initiative, baseline administrative and operating expenses show a decrease of $255,000. (See "Ballot Initiative to Ban Greyhound Racing in Massachusetts.")

OPERATING EXPENSES 1999 VERSUS 1998

     Total operating expenses were $16.9 million and $18.2 million in 1999 and 1998, respectively. Purse expense declined approximately $170,000 in 1999 as compared to 1998. The decrease in purse expense in 1999 is attributable to a decline in on-track handle.

     The decline in operating expenses of 7.0% was roughly in line with the decline in operating revenue. This reflects the variable nature of certain important cost components such as purses and salaries, as well as realized savings in the marketing, utility, and occupancy cost areas.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased in 2000 as compared to 1999 by approximately $61,000 and decreased by approximately $116,000 in 1999 from 1998. Certain assets reached the end of their depreciable lives during 2000, resulting in the reduction in depreciation in 2000 from 1999. The Company continues to replace capital items as they become obsolete.

INTEREST EXPENSE

     During 2000, interest expense decreased by approximately $38,000 as compared to 1999. The decrease is the result of decreasing interest as the Century Bank note payable matures. During 1999, interest expenses increased by approximately $101,000 as compared to 1998. The increase arose from inclusion in expense of accrued interest on a note payable to a subsidiary that was sold (See below at "EQUITY INCOME IN AND SALE OF INVESTMENT") during 1999.

OTHER INCOME (EXPENSE)

     During 2000, other income (expense) decreased by approximately $695,000 as compared to 1999. This decrease resulted from the accrual of various litigation settlements in 2000 (See "LEGAL PROCEEDINGS").

EQUITY INCOME IN AND SALE OF INVESTMENT

During 1994, the Company and Back Bay Restaurant Group jointly pursued a series of transactions, the effect of which resulted in the control of Back Bay Restaurant Group no longer resting with the Company. Accordingly, the Company's investment in Back Bay Restaurant Group was accounted for under the equity method. The equity income in investments represented the Company's proportionate share of Back Bay Restaurant Group's net earnings. (See Note 9 of Notes to Consolidated Financial Statements).

     On December 31, 1998, the Company owned approximately 673,000, or 19%, of the outstanding shares of Back Bay Restaurant Group.

     On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis, pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of Back Bay Restaurant Group, Inc., a Delaware corporation, owned by the Company.

     Immediately prior to consummation of the transactions contemplated by the Stock Purchase Agreement and the Stock Repurchase Agreement, the Company was the majority stockholder of Back Bay Restaurant Group, which had gone private in April, 1999.

     The aggregate purchase price of the stock was $2,703,108. In exchange for the delivery of the shares, Mr. Sarkis delivered a promissory note in the amount of the purchase price and a stock pledge agreement relating to the shares. Under the terms of the note, $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and the remaining outstanding principal balance and all accrued interest shall be paid in three equal installments of principal on December 16, 2001, December 16, 2002 and December 16, 2003. The balance outstanding under the note was $1,168,268 at December 31, 2000.

     Simultaneously with the execution of the Stock Purchase Agreement, the Company entered into a Stock Repurchase Agreement with Back Bay Restaurant Group pursuant to which Back Bay Restaurant Group repurchased 222,933 shares of common stock of Back Bay Restaurant Group in exchange for the cancellation of a certain promissory note, dated May 2, 1994, issued by the Company in favor of Back Bay Restaurant Group in the principal amount of $970,000 and accrued interest thereon in the amount of $367,598.

     The purchase price of the Back Bay Restaurant Group stock in the above transaction was $6.00 per share. The per share book value of the Company's investment in Back Bay Restaurant Group immediately prior to these transactions was $8.92. The Company incurred a loss of $2.69 per share on the Purchase and Repurchase transactions, for an aggregate loss of $1,809,000, net of $157,000 of equity in the earnings of Back Bay Restaurant Group for 1999.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes is less than the statutory federal tax rate of 34% during 2000, 1999, and 1998 primarily due to the utilization of available net operating loss carryforwards for which the related deferred tax asset has been fully reserved. The provision for taxes of $ 93,605 in 2000, $90,600 in 1999, and $82,400 in 1998 consists of the Federal alternative minimum tax and state income taxes.

DISCONTINUED OPERATIONS

     Foxboro Park, Inc. ("Foxboro", which term as used herein includes its wholly-owned subsidiaries) conducted seasonal live harness racing generally two evenings and two matinees per week, while simulcasting afternoons and evenings through July 1997 (see Item 3 and Note 3 of Notes to Consolidated Financial Statements).

     The Company recognized a gain on the discontinuance of the Company's harness racing business of $1.0 million for the year ended December 31, 1998. Such gain is primarily comprised of the excess of occupancy and other liabilities over non-recoverable net leasehold improvements and other assets.

     In 2000, the Company recognized a gain of $353,000 resulting from the reduction of liabilities related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's unrestricted cash and cash equivalents totaled $141,000 at December 31, 2000, compared with $343,000 at December 31, 1999. The Company generated a cash deficit from operations of approximately $593,000 in 2000 as compared to a deficit of $397,000 in 1999. Non-cash items included in the Company's net loss in 2000 consist of depreciation and amortization expense of approximately $524,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $643,000 of cash in 2000. Net cash used in investing activities in 2000 is comprised of additions to property, plant and equipment of approximately $88,000. Financing activities in 2000 include principal payments of debt of $273,000, short term financing received and retired of $338,000, and proceeds of notes receivable from officers of $752,000. The Company expects to fund any capital expenditures for 2001 from internally generated cash. The Company expects cash flow from operations in 2001 to be sufficient to cover the operating obligations of the Company.

RACING SUBSIDIARY

     In order to meet the requirements for renewal of racing licenses in 2002, the Company's racing subsidiary must demonstrate that among other criteria, it is a financially stable entity, capable of disposing of its obligations on an annual basis. Although management is optimistic that it will be able to demonstrate financial stability in the application for a 2002 racing license, the Company cannot assure you that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

     In the event that the Company is not successful in obtaining a year 2002 racing license, the adverse impact on the Company's financial results and position would be material.

     The current legislation which permits the Company to provide simulcast broadcasting expires in June 2001. If the current legislation expires and new legislation is not enacted, it would have a material adverse effect on the revenues and business of the Company. Over the course of the last several months, the Company, along with other Massachusetts race tracks, has been working to have legislation passed which would permit the Company to provide simulcast broadcasting of thoroughbred racing on a more frequent basis. Additionally, the Company and the other tracks are seeking to amend the current racing statutes to provide for a decrease in the parimutuel taxes paid to the Commonwealth. The Company and the other track owners have proposed that the funds available from the parimutuel tax decrease be made available for increases in purses and the Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund. Additionally, the proposal provides for account wagering, satellite wagering and other revisions to the racing statute. The Company cannot assure you that either the simulcast or the parimutuel tax legislation will be adopted.

OUTLOOK

     Management has worked diligently over the last several years in attempting to convince the Governor and the Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2000 and no gaming legislation is anticipated in 2001. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

     Management continues to examine the full range of strategic alternatives available in an effort to maximize shareholder value, including the benefits and disadvantages of remaining a public company, particularly in light of the lack of a meaningful trading market for its common stock.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133") which requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which changed the SFAS No. 133 effective date of adoption for all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts, either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not materially affect the Company's consolidated financial statements.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB NO. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS


     Certain statements contained througout this annual report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, AND (III) THE STATEMENTS CONTAINED IN THIS ITEM 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                         PAGE

REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS                           15

CONSOLIDATED BALANCE SHEETS                                           16-17

CONSOLIDATED STATEMENTS OF OPERATIONS                                 18

CONSOLIDATED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' DEFICIENCY                                            19

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            21

                  REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries
Revere, Massachusetts

We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statement of the investee which was the basis for recording the Company's equity in earnings of the investment. The equity in the income for the investor represents 29.0% of net income for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such investment, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors for 1998, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.



                                                  BDO SEIDMAN, LLP

Boston, Massachusetts
February 16, 2001

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       DECEMBER 31,
                                                                                                  2000                   1999
                                                                                          -----------------------------------
 ASSETS

 Current assets:
     Cash and cash equivalents                                                            $    141,310           $    343,109
     Restricted cash                                                                           435,656                742,303
     Accounts receivable                                                                        88,206                 40,872
     Prepaid expenses and other current assets                                                 108,370                109,990
     Notes receivable from officers, short-term portion (Note 11)                              431,136                815,902
                                                                                          -----------------------------------
     Total current assets                                                                    1,204,678              2,052,176
                                                                                          -----------------------------------

 Property, plant and equipment (Note 2):
     Land                                                                                      348,066                348,066
     Building and building improvements                                                     18,593,939             18,550,474
     Machinery and equipment                                                                 4,615,432              4,543,040
                                                                                          -----------------------------------
                                                                                            23,557,437             23,441,580

     Less accumulated depreciation and amortization                                        (18,443,132)           (17,956,017)
                                                                                          -----------------------------------
      Net property, plant and equipment                                                      5,114,305              5,485,563
                                                                                          -----------------------------------

 Other assets:
     Deferred financing costs, less accumulated amortization of
     $85,002 and $48,573 at December 31, 2000 and 1999 respectively                             97,146                133,575
     Other assets, net                                                                          48,871                 58,841
     Notes receivable from officers, long-term portion (Note 11)                             1,315,208              1,682,467
                                                                                          -----------------------------------
     Total other assets                                                                      1,461,225              1,874,883
                                                                                          -----------------------------------

     Total assets                                                                         $  7,780,208           $  9,412,622
                                                                                          ===================================



   The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                                  DECEMBER 31,
                                                                                          2000                   1999
                                                                                     ----------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current Liabilities:
     Accounts payable and other accrued liabilities (Note 10)                        $ 2,108,881            $ 1,979,476
     Discontinued operations (Note 3)                                                    351,000                704,420
     Outstanding parimutuel tickets                                                      635,355                638,460
     Current maturities of long-term debt (Note 2)                                       295,225                272,541
                                                                                     ----------------------------------
     Total current liabilities                                                         3,390,461              3,594,897
 Long-term debt, less current maturities (Note 2)                                      4,096,172              4,391,936

 Accrued executive bonus, long-term portion                                              147,880                435,815
 Other long-term liabilities (Notes 4 and 8)                                           1,917,521              2,249,408
                                                                                     ----------------------------------
     Total liabilities                                                                 9,552,034             10,672,056
                                                                                     ----------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

 Stockholders' deficiency: (Note 6):
     Common stock, $.01 par value; authorized
       3,000,000 shares, 1,944,409 shares issued                                          19,444                 19,444
     Class B Common stock, $.01 par value; authorized
       1,000,000 shares;  912,615 shares issued                                            9,126                  9,126
     Additional paid-in capital                                                       13,379,275             13,379,275
     Accumulated deficit                                                              (7,020,652)            (6,524,607)
     Other comprehensive loss                                                           (194,237)              (177,890)
     Cost of 1,593,199 common and 600 Class B
       common shares in treasury                                                      (7,964,782)            (7,964,782)
                                                                                     ----------------------------------
     Total stockholders' deficiency                                                   (1,771,826)            (1,259,434)
                                                                                     ----------------------------------
     Total liabilities and stockholders' deficiency                                  $ 7,780,208            $ 9,412,622
                                                                                     ==================================

       The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Years Ended December 31,

                                                                                2000                  1999                  1998
- --------------------------------------------------------------------------------------------------------------------------------

 OPERATING REVENUE:
    Pari-mutuel commissions                                              $14,215,269           $14,202,476           $15,373,562
    Concessions and other                                                  1,565,250             1,511,922             1,758,670
    Other                                                                  1,890,289             1,830,984             1,839,100
                                                                         -------------------------------------------------------
 Total operating revenue                                                  17,670,808            17,545,382            18,971,332
                                                                         -------------------------------------------------------

 Operating expenses:
    Wages, taxes and benefits                                              6,302,820             6,344,951             7,248,903
    Purses                                                                 4,108,685             4,301,987             4,470,893
    Cost of food and beverage                                                461,648               464,267               524,296
    Administrative and operating                                           5,876,152             5,250,234             5,262,415
    Depreciation and amortization                                            523,545               584,273               700,106
                                                                         -------------------------------------------------------
 Total operating expenses                                                 17,272,850            16,945,712            18,206,613
                                                                         -------------------------------------------------------
                      Income from operations                                 397,958               599,670               764,719
                                                                         -------------------------------------------------------

 Other income (expense):
    Interest expense, net                                                   (461,078)             (499,264)             (398,284)
    Equity income in investments (Note 9)                                         --                    --               525,292
    Other income (expense), net (Note 5)                                    (692,740)                2,900                    --
    Loss on sale of investment (Note 9)                                           --            (1,809,108)                   --
                                                                         -------------------------------------------------------
                      Total other income (expense)                        (1,153,818)           (2,305,472)              127,008
                                                                         -------------------------------------------------------

 Income (loss) from operations before
   provision for income taxes                                               (755,860)           (1,705,802)              891,727
 Provision for income taxes                                                   93,605                90,600                82,400
                                                                         -------------------------------------------------------
 Income (loss) from continuing operations                                   (849,465)           (1,796,402)              809,327


 Gain from operations of discontinued harness racing subsidiary,
  (net of income taxes of $20,400 in 1998) (Note 3)                          353,420                    --             1,000,961

                                                                         -------------------------------------------------------
  Net income (loss)                                                      $  (496,045)          $(1,796,402)          $ 1,810,288
                                                                         =======================================================

Basic per share data:
   Income (loss) from continuing operations                              $     (0.67)          $     (1.42)          $      0.63
   Income from discontinued operations                                          0.28                    --                  0.81
                                                                         -------------------------------------------------------
  Net income (loss) per share                                            $     (0.39)          $     (1.42)          $      1.44
                                                                         =======================================================

Basic weighted average common shares outstanding                           1,263,225             1,263,225             1,261,252
                                                                         =======================================================

 Diluted  per share data:
   Income (loss) from continuing operations                              $     (0.67)          $     (1.42)          $      0.63
   Income from discontinued operations net                                      0.28                    --                  0.78
                                                                         -------------------------------------------------------
 Net income (loss) per share                                             $     (0.39)          $     (1.42)          $      1.41
                                                                         =======================================================

 Diluted weighted average common shares outstanding                        1,263,225             1,263,225             1,263,225
                                                                         =======================================================

       The accompanying notes are an integral part of these consolidated financial statements.

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                        CLASS B COMMON   ADDITIONAL PAID-IN     ACCUMULATED    NOTE RECEIVABLE
                                        COMMON STOCK         STOCK            CAPITAL             DEFICIT      FROM SHAREHOLDER
                                      -----------------------------------------------------------------------------------------

Balance December 31, 1997                 $19,364             $9,126        $13,355,355        $(6,538,493)        $  (345,119)
  Issuance of common stock                     80                 --             23,920                 --                  --
  Note reclassification                        --                 --                 --                 --             345,119
Comprehensive income (loss):
  Net income                                   --                 --                 --          1,810,288                  --
  Pension liability adjustment                 --                 --                 --                 --                  --
                                      ----------------------------------------------------------------------------------------
Balance December 31, 1998                  19,444              9,126         13,379,275         (4,728,205)                 --
Comprehensive income (loss):
  Net loss                                     --                 --                 --         (1,796,402)                 --
  Pension liability adjustment                 --                 --                 --                 --                  --
                                      ----------------------------------------------------------------------------------------
Balance December 31, 1999                  19,444              9,126         13,379,275         (6,524,607)                 --
Comprehensive (loss):
  Net loss                                     --                 --                 --           (496,045)                 --
  Pension liability adjustment                 --                 --                 --                 --                  --
                                      ----------------------------------------------------------------------------------------
Balance December 31, 2000                 $19,444             $9,126        $13,379,275        $(7,020,652)        $        --
                                      ========================================================================================


                                                                                       TOTAL
                                      OTHER COMPREHENSIVE                          STOCKHOLDERS'
                                             LOSS            TREASURY STOCK         DEFICIENCY
                                      -------------------------------------------------------------

Balance December 31, 1997                 $ (86,079)          $(7,964,782)          $(1,550,628)
  Issuance of common stock                       --                    --                24,000
  Note reclassification                          --                    --               345,119
Comprehensive income (loss):
  Net income                                     --                    --             1,810,288
  Pension liability adjustment             (163,325)                   --              (163,325)
                                        -------------------------------------------------------
Balance December 31, 1998                  (249,404)           (7,964,782)              465,454

Comprehensive income (loss):
  Net loss                                       --                    --            (1,796,402)
  Pension liability adjustment               71,514                    --                71,514
                                        -------------------------------------------------------
Balance December 31, 1999                  (177,890)           (7,964,782)           (1,259,434)

Comprehensive income (loss):
  Net loss                                       --                    --              (496,045)
  Pension liability adjustment              (16,347)                   --               (16,347)
                                        -------------------------------------------------------
Balance December 31, 2000                 $(194,237)          $(7,964,782)          $(1,771,826)
                                        =======================================================


   The accompanying notes are an integral part of these consolidated financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                   2000               1999                1998
                                                                                   ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $ (496,045)        $(1,796,402)        $ 1,810,288
                                                                               --------------------------------------------------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
     Gain from discontinued operations of harness racing                         (353,420)                 --          (1,021,361)
     Recovery of bad debts                                                             --                  --             (77,548)
     Depreciation and amortization                                                523,544             584,273             700,106
     Change in liability estimate (Note 12)                                            --                  --            (445,161)
     Equity in income from investments                                                 --                  --            (525,292)
     Loss on sale of investment                                                        --           1,809,108                  --
     Minimum pension liability adjustment                                         (16,347)             71,514            (163,325)
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                                     306,647            (572,251)            441,985
       Decrease (increase) in accounts receivable                                 (47,334)            (76,217)            587,049
       Decrease (increase) in prepaid expenses and other current assets             1,620              58,974              (7,462)
       Decrease in other assets, net                                                9,970                  --             211,316
       (Increase) in accounts payable and other accrued liabilities               129,405             (58,444)         (2,058,545)
       Increase (decrease) in outstanding parimutuel tickets                       (3,105)             16,013                  --
       Increase (decrease) in accrued executive bonus long-term portion          (287,935)              2,592                  --
       Increase (decrease) in other long term liabilities                        (359,718)           (436,106)          1,110,984
                                                                               --------------------------------------------------
        Total adjustments                                                         (96,673)          1,399,456          (1,247,254)
                                                                               --------------------------------------------------
        Net cash provided by (used in) operating activities                      (592,718)           (396,946)            563,034
                                                                               --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Issuance of promissory notes receivable                                          --          (2,703,108)                 --
      Additions to property, plant and equipment                                  (88,026)           (128,129)           (694,066)
      Proceeds of sale of investment in subsidiary                                     --           2,703,108                  --
                                                                               --------------------------------------------------
        Net cash used in investing activities                                     (88,026)           (128,129)           (694,066)
                                                                               --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for debt issue costs                                                     --                  --            (182,098)
     Proceeds from short-term debt                                                338,000                  --                  --
     Repayments of short-term debt                                               (338,000)                 --                  --
     Proceeds from notes payable                                                       --                  --           5,000,000
     Principal payments of debt                                                  (273,080)           (267,033)         (4,814,008)
     Decrease (increase) in notes receivable, officers                            752,025             946,755             (82,692)
     Issuance of common stock                                                          --                  --              24,000
                                                                               --------------------------------------------------
        Net cash provided by (used in) financing activities                       478,945             679,722             (54,798)
                                                                               --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             (201,799)            154,647            (185,830)
Cash and cash equivalents, beginning of year                                      343,109             188,462             374,292
                                                                               --------------------------------------------------
Cash and cash equivalents, end of year                                         $  141,310         $   343,109         $   188,462
                                                                               ==================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                                       $  458,312         $   463,396         $   625,589
                                                                               ==================================================
Income taxes                                                                   $  230,379         $    71,626         $    84,970
                                                                              ==================================================

Non-cash investing activities:
During 1999 the Company sold an investment in a subsidiary for $4,040,706, of which $1,337,598 was a cancellation of a note payable and related accrued interest (See Note 9).

   The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The Company operates primarily in one business segment through its pari-mutuel racing subsidiary. Wonderland Greyhound Park, Inc. is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutuel harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997 (see Litigation at Note
5). The Company's Foxboro harness racing operations were discontinued during 1997 and is reported as a discontinued operation in the accompanying consolidated financial statements (see Discontinued Operations at Note 3).

     The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 2000 was approximately 894 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

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

     RESTRICTED CASH

     Restricted cash is related to the operations of Wonderland and includes amounts held by The Commonwealth of Massachusetts in trust funds (for capital improvements and advertising/promotion). Wonderland disburses these funds upon approval by the Commonwealth. Restricted cash also includes a certificate of deposit held as collateral for the Company's racing bond, as well as funds dedicated to payment of the Company's liability for outstanding pari-mutuel tickets. Unclaimed winnings from pari-mutuel wagering are held by Wonderland until they become payable to the Commonwealth by the operation of unclaimed property statutes.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

ASSET CLASSIFICATION                          ESTIMATED USEFUL LIFE
- --------------------                          ---------------------

Buildings and improvements                             30 Years
Machinery and equipment                              5-10 Years

     Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by Statement of Financial Accounting Standards No. 121 ("SFAS No. 121")
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the Financial Accounting Standards Board. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

     Depreciation and amortization expense (including amortization of deferred charges) of approximately $523,000, $584,000, and $700,000 was recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2000 and 1999, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate. The carrying amount of cash equivalents approximates the fair value due to short-term maturity of the cash equivalents. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's accounts receivable balance is comprised principally of amounts due from other race tracks. Historically, the Company has not incurred any significant credit related losses.

     REVENUE RECOGNITION

     The Company's annual revenues are mainly derived from the commission that it receives from wagers made by patrons during its racing performances and from admission and concession charges at such performances.

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

     INCOME (LOSS) PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income (loss) per share of common stock are computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 2000 or 1999 since the Company incurred a net loss. Options excluded from the computation of income (loss) per share were 215,000, 241,334 and 241,334 for the years ended December 31, 2000, 1999 and
1998, respectively.

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

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense was approximately $128,000, $99,000, and $219,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133") which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which changed the SFAS No. 133 effective date of adoption for all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts, either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on January 1, 2001 did not materially affect the Company's consolidated financial statements.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB NO. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

2.   LONG-TERM DEBT

At December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                                         2000                1999
- --------------------------------------------------------------------------------------------------------------------

9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August
1, 1998, collateralized by a mortgage and security interest in all real
estate and personal property located at Wonderland Greyhound Park                     $4,391,397          $4,660,506

Other                                                                                         --               3,971
                                                                                      ------------------------------

                                                                                       4,391,397           4,664,477
Less:
   Current maturities                                                                    295,225             272,541
                                                                                      ------------------------------

Long-term portion                                                                     $4,096,172          $4,391,936
                                                                                      ==============================

     The aggregate principal payments required to be made on long-term debt, for the years subsequent to December 31, 2000 are as follows:

                  2001          $  295,225
                  2002             325,000
                  2003           3,771,172
                                ----------
                                $4,391,397
                                ==========

     The final payment on the loan is to be made on July 1, 2003 in the amount of $3,568,204.

     The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

3.   DISCONTINUED OPERATIONS

     In 1996, litigation ensued between Foxboro Realty Associates, LLC, ET AL. and the Company, its subsidiary Foxboro Park, Inc., ET AL., over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997 (see Litigation at Note 5 of Notes to Consolidated Financial Statements). As a result the Company discontinued its harness racing operations. The gain on the discontinuance of approximately $1.0 million for the year ended December 31, 1998, is primarily comprised of the excess of occupancy and other liabilities over non-recoverable net leasehold improvements and other assets. The 1998 gain also includes approximately $445,000 for a change in a liability estimate. In the fourth quarter of 2000, the Company recognized a gain of $353,000 resulting from the reduction of liabilities related to discontinued operations.

4.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include approximately $417,000 and $677,000 at December 31, 2000 and 1999, respectively, of fees owed to a law firm primarily related to the Foxboro litigation (see Litigation at Note 5 of Notes to Consolidated Financial Statements). Such outstanding amounts are currently payable at $5,000 per week. Current maturities of $260,000 are included in accounts payable and accrued liabilities.

5.   COMMITMENTS AND CONTINGENCIES

     PLEDGES OF ASSETS

     A certificate of deposit for $139,000 had been pledged to collateralize a performance bond for Wonderland, which is required annually by the Racing Commission for all race tracks. The bond is for $125,000. To meet working capital needs connected with the "Ballot Initiative" the Company gave, in November 2000, a second mortgage to Century Bank & Trust Company of Medford, MA. In return, Century Bank issued a letter of credit securing the Company's racing bond with the Massachusetts State Racing Commission for the 2001 racing license. In January 2001 this transaction was completed, enabling the certificate of deposit that had previously been used to secure the racing bond to be used for the Company's working capital needs.

     RACING LICENSE

     In order to meet the requirements for renewal of racing licenses, Wonderland must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of its obligations on a timely basis. The racing license has been granted for the 2001 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2002 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2002 racing license, the adverse impact on the Company would be material.

     LEASE COMMITMENT

     Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $292,000, $403,000, and $320,000 in 2000, 1999,
and 1998, respectively. The Company changed totalisator vendors in June 1999. Future minimum payments are due at amounts calculated as a percentage of the Company's total handle amounts.

     The Company is also liable for numerous operating leases for automobiles and other equipment which expire through 2001. The future minimum lease commitments relating to noncancelable operating leases as of December 31, 2000 are immaterial.

     In 2000 the Company entered into capital leases for various operating equipment items.

     As of December 31, 2000, future minimum lease payments under capital leases were as follows:

     Year ended December 31,
     -----------------------
     2001                                        $13,132
     2002                                         13,132
     2003                                          9,142
     2004                                          6,292
     2005                                          3,146
                                                 -------
     Total maximum lease payments                 44,844
     Amount representing interest @ 10.5%         (7,182)
                                                 -------
     Present value of minimum lease payments     $37,662
                                                 =======

     Current portion of lease payments           $ 9,832
     Long-term portion of lease payments          27,830
                                                 -------
                                                 $37,662
                                                 =======

     LITIGATION

     The Company is subject to various legal proceedings that arise in the ordinary course of its business.

     In 1996 litigation ensued between Foxboro Realty Associates, LLC, et al. and the Company, its subsidiary Foxboro Park, Inc., et al. in Norfolk Superior Court in Massachusetts, over Foxboro Park's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro Park was Evicted from the racetrack on July 31, 1997. The parties appealed to the Appeals Court on January 27, 1998.

     On July 8, 1998, Foxboro Route 1 Limited Partnership, et al., filed a civil action in Suffolk Superior Court in Massachusetts against The Westwood Group, Inc., Wonderland Greyhound Park, Inc., et al., seeking payment for use and occupancy of Foxboro Raceway, and other damages, from 1992 through July 1997.

     On January 30, 2001, the above-mentioned cases were settled without monetary damages to either party.

     In January 2001, the Company lost at arbitration a claim brought against it by a former totalisator vendor. The settlement amount was $468,000. This amount has been recorded in "Other income (expense), net" as of the fourth quarter of 2000 and fully accrued in current liabilities. The arbitrator's decision has been appealed in U.S. Federal District Court in Massachusetts.

     The Company believes that the effect that these matters with have on the consolidated financial statements, if any, will be immaterial.

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


     The Company's stock options activity is summarized as follows:

                                              Number          Exercise
                                             of Shares          Price
                                             ---------        --------


Balance, December 31, 1997 and 1998           288,834           $3.00
    Granted                                        --              --
    Terminated                                 (5,000)           3.00
                                             --------

Balance, December 31, 1999                    283,834            3.00
    Granted                                        --
    Terminated                                (26,334)           3.00
                                             --------
Exercisable, December 31, 2000                257,500            3.00
                                             ========


     The Company's total stock options outstanding of 257,500 at December 31, 2000 expire as follows: 165,000 in 2002; 50,000 in 2005; and 42,500 in 2007.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used and the weighted average information for the years ended December 31, 2000 and 1999 are as follows:


       Risk-free interest rates                      7.5%
       Expected dividend yield                       2.5%
       Expected lives                           10 years
       Expected volatility                            45%
       Weighted average fair value of
         options on date of grant                  $3.01
       Weighted-average exercise price             $3.00
       Weighed-average remaining
         contractual life of options
         outstanding                             9 years

     The effect of applying SFAS No. 123 for the year ended December 31, 2000 and 1999, as follows:

                                                             2000                1999                1998
                                                       ----------------------------------------------------------
Net income (loss)                       As reported        $(496,045)        $(1,796,402)         $1,810,288

                                        Pro Forma           (624,131)        $(1,924,488)         $1,667,133

Net income (loss) per basic share       As reported            (0.39)        $     (1.42)         $     1.44

                                        Pro Forma              (0.49)        $     (1.52)         $     1.32

Net income (loss) per diluted share     As recorded        $   (0.39)        $     (1.42)         $     1.42
                                        Pro Forma          $   (0.49)        $     (1.52)         $     1.30


7.   INCOME TAXES

     The Company's provision for income taxes for the year ended December 31, 2000 represents state income taxes. The provision for years ended 1999 and 1998 represents alternative minimum federal taxes and state taxes.

     The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes, as follows:


 For the Year Ended                      2000               1999             1998
- ---------------------------------------------------------------------------------
Statutory federal income tax rate       (34.0)%             (34.0)%          34.0%
(Increase) Decrease in deferred tax      34.0                34.0            (5.1)
Valuation allowance
State income taxes                       23.3                 0.5             7.6
Alternative minimum tax                    --                 4.8             2.0
Utilization of carryforward losses         --                               (29.3)
                                        ------             ------          ------
Income tax rate                          23.3%                5.3%            9.2%
                                        ======             ======          ======

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                 December 31,
                                             2000            1999
                                          -------------------------

          DEFERRED TAX ASSETS                  (in thousands)
 Net Operating Loss Carryforwards           $ 2,308        $ 2,532
 Fixed Assets                                   526            517
 Deferred Compensation                           47             50
 Miscellaneous Operating Reserves               184            384
 Deferred Pension                                43             58
 Capitalized expenses                            20             60
                                           -----------------------
 Gross deferred assets                        3,128          3,601
 Less valuation allowance                    (3,128)        (3,601)
                                           -----------------------
 Net deferred assets                        $    --        $   --
                                           =======================


     The Company's net operating loss carryforwards begin expiring as of December 31, 2008. The net operating loss carryforwards, amounting to $5.77 million, expire as follows (in thousands) $1,744 in 2008, $43 in 2010, $437 in 2011, and $3,546 in 2012. The Company has fully reserved for all net deferred tax assets as future realization of these assets is not presently determinable.

8.   PENSION PLANS AND RETIREMENT BENEFITS

     The Company contributed $44,247, $80,778, $81,399 in 2000, 1999, and 1998,
respectively, to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees and one for non-union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $123,170, $153,643, and $142,073 in 2000, 1999, and 1998, respectively. Benefits under the plan are provided by a group annuity contract purchased from an insurance carrier. The expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 2000 and 1999:


                                                                               2000                 1999
                                                                          ---------------------------------

Actuarial present value of benefit obligation: Accumulated
benefit obligation, including vested benefits of $1,264,282
and $1,301,197 for 2000 and 1999, respectively                            $(1,302,656)          $(1,348,085)
                                                                          =================================

 Projected benefit obligation                                             $(1,302,656)          $(1,348,085)
 Plan assets at fair value                                                  1,000,096               953,249
 Unrecognized net losses                                                     (194,237)             (181,547)
 Adjustment for minimum liability                                             194,237               181,547
                                                                          ---------------------------------
Adjusted accrued pension cost (included in other
long-term liabilities)                                                    $  (302,560)          $  (394,836)
                                                                          =================================


Net periodic pension cost included the following components:


                                                                                   For the years ended December 31,
                                                                          -------------------------------------------------
                                                                              2000               1999               1998
                                                                          -------------------------------------------------

 Service cost-benefits earned during the period                           $     --           $     --           $     --
 Interest cost on projected benefit obligation                              95,619             91,557            102,406
 Actual return on plan assets                                               (8,392)           (95,989)           (47,307)

 Net gain (loss) during the year, deferred for later recognition           (69,024)            37,361            (18,157)
                                                                          ----------------------------------------------
 Net periodic pension cost                                                $ 18,203           $ 32,929           $ 36,942
                                                                          ==============================================

     Assumptions used in accounting for the above pension information included a discount rate of 7.25% for the years ended December 31, 2000 and 1999, and an expected long-term rate of return of 8.5% for all years presented.

     The following tables set forth pension obligations and plan assets as of December 31, 2000 and 1999:


Change in benefit obligation:

                                                 2000                 1999
                                              --------------------------------

Benefit obligation as of January 1            $1,348,085           $1,348,030
Interest cost                                     95,619               91,557
Actuarial gain                                   (56,333)             (34,152)
Benefits paid                                    (84,715)             (57,350)
                                              -------------------------------

Benefit obligation as of December 31          $1,302,656           $1,348,085
                                              ===============================


Change in plan assets:

Fair value as of January 1                    $  953,249           $  760,967

Actual return on plan assets                       8,392               95,989
Company contribution                             123,170              153,643
Benefits paid                                    (84,715)             (57,350)
                                              -------------------------------

Fair value as of December 31                  $1,000,096           $  953,249
                                              ===============================


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

     During 1997 the Company established separate 401(k) plans for union and nonunion employees, respectively. The plans are administered by an insurance company. The Company made contributions on behalf of certain union employees based upon a fixed rate and performances worked. The total of these contributions was approximately $71,000, $72,000, and $56,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


     The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment.

     Expense for all retirement plans of the Company for the years ended December 31, 2000, 1999, and 1998 was approximately $278,000, $279,000, and
$436,000, respectively.


9. EQUITY INCOME IN AND SALE OF INVESTMENTS

         During 1994, the Company and Back Bay Restaurant Group jointly pursued a series of transactions, the effect of which resulted in the control of Back Bay Restaurant Group no longer resting with the Company. Accordingly, the Company began accounting for its investments in Back Bay Restaurant Group under the equity method. The equity income in investments represents the Company's proportionate share of Back Bay Restaurant Group's net earnings.

         On December 31, 1998, the Company owed approximately 673,000, or 19%, of the outstanding shares of Back Bay Restaurant Group.

         On September 24, 1999, the Company entered into a Stock Purchase Agreement which Charles F. Sarkis pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of Back Bay Restaurant Group.

         Immediately prior to consummation of the transactions contemplated by the Stock Purchase Agreement and the Stock Repurchase Agreement, the Company was the majority stockholder of Back Bay Restaurant Group, which had gone private in April, 1999.

         The aggregate purchase price of the stock was $2,703,108. In exchange for the delivery of the shares, Mr. Sarkis delivered a promissory note in the amount of the purchase price and a stock pledge agreement relating to the shares. Under the terms of the note, Mr. Sarkis paid the Company $500,927 on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, and $338,000 was paid on December 1, 2000 and the remaining outstanding principal balance and all accrued interest is to be paid in three equal installments of principal on December 16, 2001, December 16, 2002 and December 16, 2003. The balance outstanding under the note was $1,168,268 at December 31, 2000.

         Simultaneously with the execution of the Stock Purchase Agreement, the Company entered into a Stock Repurchase Agreement with Back Bay Restaurant Group pursuant to which Back Bay Restaurant Group repurchased 222,933 shares of common stock of Back Bay Restaurant Group in exchange for the cancellation of a certain promissory note, dated May 2, 1994, issued by the Company in favor of Back Bay Restaurant Group in the principal amount of $970,000 and accrued interest thereon in the amount of $376,598.

         The purchase price of the Back Bay Restaurant Group stock in the above transaction was $6.00 per share. The per share book value of the Company's investment in Back Bay Restaurant Group immediately prior to these transactions was $8.92. The Company incurred a non-cash loss of $2.69 per share on these transactions, for an aggregate non-cash loss of $1,809,000 net of $157,000 of equity in the earnings of Back Bay Restaurant Group for 1999.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of December 31, 2000 and 1999 consisted of the following:

                                      2000                1999
                                   ----------          ----------
Other accrued liabilities          $1,057,775          $1,072,997
Accounts payable, trade               907,333             759,672
Accrued management bonus              143,773             146,807
                                   ----------          ----------
                                   $2,108,881          $1,979,476
                                   ==========          ==========


11.  TRANSACTIONS WITH OFFICERS, EMPLOYEES AND RELATED PARTIES

     In May 1994, the Company purchased all restaurant and concession operations at Wonderland from Back Bay Restaurant Group for a sales price of $770,000. Included in the term note of $970,000 were additional amounts owed to Back Bay Restaurant Group for costs incurred under a Cross Indemnification Agreement amounting to $200,000, and interest expense of approximately $58,000 for the years ended December 31, 1999 and 1998. This note was cancelled during 1999 in conjunction with the stock repurchase agreement entered into with Back Bay Restaurant Group.

     Upon the sale of Back Bay Restaurant Group common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and the remaining outstanding principal and accrued interest is payable in three equal annual installments due on December 16, 2001 through December 16, 2003. The balance outstanding under the note was $1,168,268 at December 31, 2000.

     At December 31, 2000 and 1999, there are additional loans outstanding to officers/stockholders including interest, of $578,076 and $742,017, respectively. The loans have been restructured and are payable over five years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amount of $248,751 are due from Charles Sarkis and $329,325 is due from Richard P. Dalton, the Company's President and Chief Executive Officer. The $384,434 was recorded as a note receivable at December 31, 1998. The accrued bonus due to Mr. Sarkis of $241,420 at December 31, 2000 will be used to repay the outstanding notes receivable balance as it becomes due. The current portion of these bonus amounts are classified in Accounts payable and other accrued liabilities at December 31, 2000.

     In October 1999, the Company received a letter of credit from the Anglo Irish Bank securitized by Mr. Charles Sarkis' property located on Boylston Street in Boston, Massachusetts. The letter of credit was established on October 14, 1999 between Mr. Sarkis and the Anglo Irish Bank. The letter of credit specifically stated that its purpose was to fund the unclaimed winning tickets of the Wonderland Greyhound Park racetrack, i.e. the "outs" due to the state. Subsequently, Mr. Sarkis refinanced the Boylston Street property and loaned the Company $500,000. The Company designated this $500,000, which was wired into the Company's Anglo Irish Bank account, to be used for the 1998 and 1999 outstanding pari-mutuel tickets due to the state. The loan agreement between the Company and Mr. Sarkis provided that the $500,000 due, at the option of the payee, could be used to offset any amounts due from Mr. Sarkis, pursuant to the Promissory Note dated September 24, 1999. Accordingly, the Company offset the first payment due on the $2,703,108 loan due from Mr. Sarkis against the $500,000 loan payable to him.

     The Company has an accrued bonus due to A. Paul Sarkis, a former employee and current stockholder, of $50,233 at December 31, 2000. This amount is classified in Other accrued short-term liabilities at December 31, 2000.

     In August 2000 animal rights activists were able to obtain the necessary number of signatures in order to place on the November 2000 State ballot a binding initiative petition to ban all wagering on dog racing within Massachusetts effective June 1, 2001. The Company expended approximately $881,000 on the campaign to defeat the ballot initiative through December 31, 2000. The campaign to defeat the ballot initiative was conducted jointly with the dog track in Raynham, Massachusetts through a Ballot Question Committee established in accordance with the campaign finance laws of Massachusetts. The Company's President and CEO, Richard P. Dalton, served as the chairman of this Ballot Question Committee. These funds were used primarily for the aquisition of media time and the development and implementation of a media campaign to promote the industry point of view.

     On August 16, 2000, the Company entered into a Settlement Agreement and Mutual Release with a stockholder of more than 5% of the Company's Common Stock who agreed to cancel certain stock options in the Company held by him, sell his shares of common stock in the Company to a third party and release the Company and Charles Sarkis from certain claims in consideration for $140,755 and the payment of his legal expenses. This amount has been recorded in "Other income (expense), net" in the accompanying statement of operations.

12.  CHANGE IN LIABILITY

     In prior years, Westwood recorded a liability of approximately $890,000 to a supplier. During 1998, Westwood eliminated the recorded liability by recording approximately half as discontinued operations on Foxboro and recording approximately half against general operating expenses of Wonderland.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for 2000 and 1999 (in thousands, except per share amounts):


                                     1ST       2ND       3RD        4TH
                                   QUARTER   QUARTER   QUARTER    QUARTER
                                   -------   -------   -------    -------

2000
Revenues                           $4,239    $4,722    $ 4,636    $4,074
Operating income (loss)               787       423       (478)     (334)
Net income (loss)                     576       268       (670)     (670)
Basic and Dilutive net income
     (loss) per share                0.46      0.21      (0.53)    (0.53)

1999
Revenues                           $4,265    $4,728    $ 4,565    $3,987
Operating income (loss)               636        27        453      (516)
Net income (loss)                     484      (119)    (1,754)     (407)
Basic and Dilutive net income
     (loss) per share                0.38     (0.09)     (1.39)    (0.32)

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                  AGE   SINCE   POSITION

Charles F. Sarkis     61    1978    Chairman of the Board
Richard P. Dalton     53    1978    President, Chief Executive Officer, Director
Paul J. DiMare        58    1987    Director


     CHARLES F. SARKIS has served as Chairman of the Board since 1978. He was Chief Executive Officer of the Company from 1978 to 1992 and President from 1984 to 1992. He has been Chairman of the Board, President and Chief Executive Officer of Back Bay Restaurant Group, Inc. (restaurant holding company), formerly a wholly-owned subsidiary of the Company, for more than six years. He also has been Chief Executive Officer of Sarkis Management Corporation (restaurant management) for more than six years.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE - The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three years ended December 31, 2000, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.

                                                                                   Awards-
                                            Compensation                           Payouts
- ------------------------------------------------------------------------------------------------------------------------------

NAME AND                                        OTHER        RESTRICTED
PRINCIPAL                                      ANNUAL             STOCK    OPTIONS/        LTIP   ALL OTHER
POSITION                  YEAR     SALARY       BONUS      COMPENSATION   AWARDS(S)        SARS     PAYOUTS      COMPENSATION
- --------                  ----     ------      ------      ------------   ---------        ----   ---------      ------------

Charles F. Sarkis
Chairman of the Board     2000    $250,000          --            --           --           --          --             --
                          1999    $250,000          --            --           --           --          --             --
                          1998    $200,000    $159,500            --           --           --          --             --

Richard P. Dalton
President and  Chief
Executive Officer         2000    $205,000          --            --           --           --          --             --
                          1999    $205,000          --            --           --           --          --             --
                          1998    $205,000          --            --           --           --          --             --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION-During the year ended December 31, 2000, Messrs. Charles F. Sarkis and Richard P. Dalton served as executive officers of the Company and as members of the Board of Directors of the Company which performs the functions of a compensation committee.

REMUNERATION OF DIRECTORS -The Company pays to each nonemployee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Committee meeting attended.


COMPENSATION PLAN - The Company has adopted an executive compensation plan. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus of up to 5% of income before income taxes will be available to reward an employee's individual performance. Based on the Company's financial results, no bonuses were granted during the 2000 fiscal year. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors. In addition, a special transaction bonus is available in the event the Chairman initiates and/or negotiates an extraordinary transaction to enhance shareholder value, including a merger, sale, acquisition or joint venture. The transaction bonus is equal to 2% of the value of any such transaction.


STOCK OPTION AGREEMENTS - During 1997, the Company issued to those certain executives 47,500 options to purchase the Company's common stock at an exercise price of $3.00 per share. During 1995, the Company awarded to Directors and Former Directors of the Company, non-qualified stock options to purchase 241,334 shares of the Company's common stock at an exercise price of $3.00 per share. All such options expire ten (10) years from the date of grant.

                             Year-End Option Values

     The table below shows the total number of unexercised options held at December 31, 2000. There are no unexercised in-the-money options(1) at the fiscal year-end. No options were exercised in the year-ended December 31, 2000.


                        Number of                           Value of
                        Securities                          Unexercised
                        Underlying                          In-the-money
                        Unexercised                         Options
                        Options at Fiscal Year End (#)      At Year End ($) (1)

Name                    Exercisable    Unexercisable      Exercisable    Unexercisable
- ----                    -----------    -------------      -----------    -------------

Charles F. Sarkis          95,000              --                --                  --

Richard P. Dalton          40,000              --                --                  --


(1) In-the-Money Options are those where the fair market value of the underlying securities exceeds the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON STOCK

     The following table sets forth certain information, as of March 10, 2001, with respect to the beneficial ownership (1) of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than five percent (5%) of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.


         NAME AND ADDRESS OF           AMOUNT AND NATURE OF BENEFICIAL
           BENEFICIAL OWNER                       OWNERSHIP              PERCENT OF CLASS
- -----------------------------------------------------------------------------------------

        Directors and Officers:

        Richard P. Dalton                           52,350(2)                 13.38%
        The Westwood Group, Inc.
        190 VFW Parkway
        Revere, MA 02151

        Paul J. DiMare                             143,300(3)                 37.63%
        P.O. Box 900460
        Homestead, FL  33090

        Charles F. Sarkis                          906,866(5)                 72.49%
        The Westwood Group, Inc.                 ---------                    -----
        190 VFW Parkway
        Revere, MA 02151

        All Directors and
        Officers as a
        group (three (3) persons)                1,102,516(6)                 82.84%
                                                 =========                    =====

        Holders of more than 5%, not included above

        DiMare Homestead, Inc.                      92,500(7)                 27.00%
        Michael S. Fawcett                          25,600(8)                  7.00%
        Joseph J. O'Donnell                         47,669(9)                 12.90%
        Pauline F. Evans                            26,122(10)                 7.60%
        Patricia F. Harris                          19,850(11)                 5.80%
        A. Paul Sarkis                              48,609(4)                 12.40%


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

(4) Includes presently exercisable options to purchase 32,500 shares and 16,109 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis. Mr. Sarkis' address is 599 East Sixth St., Apt. 1, South Boston, MA 02127. Mr. Sarkis is a former Director and officer of the Company.

(5) Consists of 804,616 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis, 7,250 shares of Common Stock, as well as presently exercisable options to purchase 95,000 shares. See footnote (2) to the table below showing beneficial ownership of Class B Common Stock.

(6) Includes presently exercisable options to purchase 175,000 shares and 804,616 shares issuable upon conversion of shares of Class B Common Stock, held by all directors and officers as a group.

(7)  See Footnote (3)

(8) Includes presently exercisable options to purchase 25,000 shares. Mr. Fawcett's address is c/o Dorman & Fawcett, P.O. Box 214, Hamilton, Massachusetts 01936.

(9) Includes presently exercisable options to purchase 25,000 shares. Mr. O'Donnell's address is c/o Boston Concessions Group, Inc., 111 6th Street, Cambridge, Massachusetts 02141.

(10) Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida
     33308.

(11) Ms. Harris' address is 11 Royal Road, Brookline, Massachusetts 02146.

(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF CLASS B COMMON STOCK

     The following table sets forth certain information, as of February 28, 2001, with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, and named Executive Officer and by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them.

                                            SHARES OF CLASS B
                                            COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIALLY OWNED(1)     PERCENT OF CLASS
- --------------------------------------------------------------------------------------

 Charles F. Sarkis                              820,725(2)                       90.00%
 Back Bay Restaurant Group, Inc.
 284 Newbury St
 Boston, MA 02116

 Richard P. Dalton                                    0                              0%
 The Westwood Group, Inc.
 190 VFW Parkway
 Revere, MA 02151

 Paul J. Dimare                                       0                              0%
 P.O. Box 900460
 Homestead, FL 33090
                                                --------------------------------------

 All Directors and Officers as a Group          820,725(2)                       90.00%
(three persons)                                 =======                          =====

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

(2) Includes shares held by Sarkis Management Corporation, which is wholly-owned by Mr. Sarkis, and shares held by one of Mr. Sarkis' adult children who has granted Mr. Sarkis a proxy to vote her shares. Does not include 80,545 shares held by Mr. Sarkis' five (5) other adult children; Mr. Sarkis disclaims beneficial ownership of such shares.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Based solely on the review of Forms 3, 4 and 5 and all amendments thereto furnished to the Company with respect to its most recent fiscal year, it appears that each Director, officer and 10% beneficial owner of Common Stock of the Company complied with Section 16(a) of the Securities Exchange Act of 1934, with the exception of former 10% beneficial owner of common stock, Jon M. Baker, who failed to file on a timely basis a Form 4 for the month of August 2000, and Charles Sarkis, who failed to file on a timely basis a Form 4 for the month of December 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1994, the Company purchased all restaurant and concession operations at Wonderland from Back Bay Restaurant Group for a sales price of $770,000. Included in the term note of $970,000 were additional amounts owed to Back Bay Restaurant Group for costs incurred under a Cross Indemnification Agreement amounting to $200,000, and interest expense of approximately $58,000 for the years ended December 31, 1999 and 1998. This note was cancelled during 1999 in conjunction with the stock repurchase agreement entered into with Back Bay Restaurant Group.

     Upon the sale of Back Bay Restaurant Group common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and the remaining outstanding principal and accrued interest is payable in three equal annual installments due on December 16, 2001 through December 16, 2003. The balance outstanding under the note was $1,168,268 at December 31, 2000.

     At December 31, 2000 and 1999, there are additional loans outstanding to officers/stockholders including interest, of $578,076 and $742,017, respectively. The loans have been restructured and are payable over five years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amount of $248,751 are due from Charles Sarkis and $329,325 is due from Richard P. Dalton, the Company's President and Chief Executive Officer. The $384,434 was recorded as a note receivable at December 31, 1998. The accrued bonus due to Mr. Sarkis of $241,420 at December 31, 2000 will be used to repay the outstanding notes receivable balance as it becomes due. The current portion of these bonus amounts are classified in Accounts payable and other accrued liabilities at December 31, 2000.

     In October 1999, the Company received a letter of credit from the Anglo Irish Bank securitized by Mr. Charles Sarkis' property located on Boylston Street in Boston, Massachusetts. The letter of credit was established on October 14, 1999 between Mr. Sarkis and the Anglo Irish Bank. The letter of credit specifically stated that its purpose was to fund the unclaimed winning tickets of the Wonderland Greyhound Park racetrack, i.e. the "outs" due to the state. Subsequently, Mr. Sarkis refinanced the Boylston Street property and loaned the Company $500,000. The Company designated this $500,000, which was wired into the Company's Anglo Irish Bank account, to be used for the 1998 and 1999 outstanding pari-mutuel tickets due to the state. The loan agreement between the Company and Mr. Sarkis provided that the $500,000 due, at the option of the payee, could be used to offset any amounts due from Mr. Sarkis, pursuant to the Promissory Note dated September 24, 1999. Accordingly, the Company offset the first payment due on the $2,703,108 loan due from Mr. Sarkis against the $500,000 loan payable to him.

     The Company has an accrued bonus due to A. Paul Sarkis, a former employee and current stockholder, of $50,233 at December 31, 2000. This amount is classified in "Other accrued short-term liabilities" at December 31, 2000.

     In August 2000 animal rights activists were able to obtain the necessary number of signatures in order to place on the November 2000 State ballot a binding initiative petition to ban all wagering on dog racing within Massachusetts effective June 1, 2001. The Company expended approximately $881,000 on the campaign to defeat the ballot initiative through December 31, 2000. The campaign to defeat the ballot initiative was conducted jointly with the dog track in Raynham, Massachusetts through a Ballot Question Committee established in accordance with the campaign finance laws of Massachusetts. The Company's President and CEO, Richard P. Dalton, served as the chairman of this Ballot Question Committee. These funds were used primarily for the aquisition of media time and the development and implementation of a media campaign to promote the industry point of view.

     On August 16, 2000, the Company entered into a Settlement Agreement and Mutual Release with a stockholder of more than 5% of the Company's Common Stock who agreed to cancel certain stock options in the Company held by him, sell his shares of common stock in the Company to a third party and release the Company and Charles Sarkis from certain claims in consideration for $140,755 and the payment of his legal expenses. This amount has been recorded in "Other income (expense), net" in the accompanying statement of operations.

     Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation for its services, the Company agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Company's capital stock at $3 per share (the "success fee" option). The success fee also stipulated that Michael S. Fawcott, a principal of such firm, who was a director of the Company at the time would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee option is exercised. The Company has not granted the success fee option to date.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            Included under Item 8 in Part II of this report:
            Reports of Independent Accountants
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Changes in Stockholders' Deficiency Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules

             All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits

     3.1   Certificate of Incorporation of the Company.(1)

     3.2 Amendment, dated May 15, 1987, to the Certificate of Incorporation of the Company.(3)

     3.21 Amendment, dated November 2, 1995, to the Certificate of Incorporation of the Company.(7)

     3.3   Bylaws of the Company.(1)

     4.1 Indenture, dated as of August 15, 1987, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company's Subordinated Notes.(2).

     4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust company, as trustee.(3)

     10.1 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992.(4)

     10.2 Contract dated November 20, 1992, in connection with services to be provided to the Company by an entity of which a former Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993.(4)

     10.3 Collective Bargaining Agreement between the Company and United Food and Commercial Workers' Union, Local 1445 AFL-CIO, CLC, dated June 1, 1993.(5)

     10.4 Collective Bargaining Agreement between the Company and Local 25-Teamsters, effective January 1, 1993.(5)

     10.5 Settlement of Litigation Agreement, dated October 12, 1994, between Foxboro Park, Inc. and the trustee of the Creditor Trust and Settlement Agreement, in connection with the restructuring of the Creditor Trust and Settlement Agreement with related promissory notes, dated July 7, 1994.(6)

     10.6 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 22 - Laborers' International Union, dated July 1, 1993.(6)

     10.7 Collective Bargaining Agreement Extension between RFSC, Inc. and Local 26 - Hotel and Restaurant Workers, effective January 1, 1994.(6)

     10.8 Settlement Agreement between Wonderland Greyhound Park, Inc. and Local 254 Service Employees International Union, dated September 19, 1994, in connection with a successor collective bargaining agreement.(6)

     10.9 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995.(6)

     10.10 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Harness).(8)

     10.11 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Thoroughbred).(8)

     10.12 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Park).(8)

     10.13 Form of Executive Non-Qualified Stock Option Agreement.(8)

     10.14 Form of Employee Non-Qualified Stock Option Agreement.(8)

     10.15 Third Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated January 5, 1998.(8)

     10.16 Voting and Shares Exchange Agreement, dated as of March 31, 1999.(9)

     10.17 Stock Purchase Agreement, dated as of September 24, 1999, between the Company and Charles Sarkis.(10)

     10.18 Stock Repurchase Agreement dated as of September 24, 1999, between the Company and BBRG.(10)

     10.19 Term Loan Agreement between Wonderland Greyhound Park, Inc. and Century Bank and Trust Company, dated June 30, 1998. (11)

     21    Subsidiaries of the Company (filed herewith).

     23.1  Consent of Independent Auditors (filed herewith).

- ---------------------
     (1) Filed with the Company's Annual Report on Form 10-K for 1984 and incorporated herein by reference.

     (2) Filed with the Company's Registration Statement on Form S-2 No. 33-15344 filed on June 25, 1987 and incorporated herein by reference.(3)

     (3) Filed with the Company's Annual Report on Form 10-K for 1987 and incorporated herein by reference.

     (4) Filed with the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.

     (5) Filed with the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.

     (6) Filed with the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.

     (7) Filed with the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.

     (8) Filed with the Company's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

     (9) Filed with the Company's Annual Report on Form 10-K for 1998 and incorporated herein by reference.

     (10) Filed as an exhibit with Form 8-K, as filed by the Company on October 12, 1999 and incorporated herein by reference.

     (11) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

          (b) REPORTS ON 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE WESTWOOD GROUP, INC.

                                        /s/ Charles F. Sarkis
                                        ----------------------------
                                        Charles F. Sarkis
                                        Chairman of the Board
Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    /s/ Charles F. Sarkis
     Date: March 30, 2001           -------------------------------------------
                                    Charles F. Sarkis
                                    Chairman of the Board

                                    /s/ Richard P. Dalton
     Date: March 30, 2001           -------------------------------------------
                                    Richard P. Dalton
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal financial and accounting officer)

                                    /s/ Paul J. DiMare
     Date: March 30, 2001           --------------------------------------------
                                    Paul J. DiMare
                                    Director