Form 10-Q
period 2001-03-31
WESTWOOD GROUP INC
filed 2001-05-15
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                                --------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    --------------------

Commission File Number:      0-1590
                       ------------------

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

                                  781-284-2600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

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
Yes    x       No
    -------       -------

As of May 13, 2001 351,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                            MARCH 31,          December 31,
                                                                                                 2001                  2000
                                                                                         ------------------------------------
                                                                                          (Unaudited)
 CURRENT ASSETS:

    Cash and cash equivalents                                                            $     23,400          $    141,310

    Restricted cash                                                                           443,867               435,656

    Accounts receivable                                                                            --                88,206

    Prepaid expenses and other current assets                                                 114,246               108,370

    Notes receivable from officers short-term portion                                         459,537               431,136
                                                                                         ------------------------------------
        Total current assets                                                                1,041,050             1,204,678
                                                                                         ------------------------------------

 PROPERTY, PLANT AND EQUIPMENT:

    Land                                                                                      348,066               348,066

    Building and building improvements                                                     18,464,919            18,593,939

    Machinery and equipment                                                                 4,779,383             4,615,432
                                                                                         ------------------------------------
                                                                                           23,592,368            23,557,437

    Less accumulated depreciation and amortization                                        (18,562,407)          (18,443,132)
                                                                                         ------------------------------------
        Net property, plant and equipment                                                   5,029,961             5,114,305
                                                                                         ------------------------------------

 OTHER ASSETS:

   Notes receivable from officers long-term portion                                         1,268,565             1,315,208

   Deferred financing costs, less accumulated amortization of $94,110 and
      $85,002 at March 31, 2001 and December 31, 2000, respectively                            88,038                97,146

    Other assets, net                                                                          59,349                48,871
                                                                                          ------------------------------------
        Total other assets                                                                  1,415,952             1,461,225
                                                                                         ------------------------------------

        Total assets                                                                     $  7,486,963          $  7,780,208
                                                                                         ====================================

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                       MARCH 31,             December 31,
                                                                                            2001                     2000
                                                                                       ------------------------------------
                                                                                      (Unaudited)
 CURRENT LIABILITIES

      Accounts payable and accrued liabilities                                         $ 1,938,669              $ 2,108,881

      Discontinued operations                                                              351,000                  351,000

      Outstanding pari-mutuel tickets                                                      704,735                  635,355

      Current maturities of long-term debt                                                 302,292                  295,225
                                                                                       ------------------------------------
          Total current liabilities                                                      3,296,696                3,390,461

 LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 4,018,436                4,096,172

 ACCRUED EXECUTIVE BONUS, LONG TERM PORTION                                                124,488                  147,880

 OTHER LONG-TERM LIABILITIES                                                             1,844,435                1,917,521
                                                                                       ------------------------------------
      Total liabilities                                                                  9,284,055                9,552,034
                                                                                       ------------------------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:

      Common stock, $.01 par value; authorized

        3,000,000 shares; 1,944,409 shares issued                                           19,444                   19,444

      Class B Common stock, $.01 par value; authorized

        1,000,000 shares; 912,615 shares issued                                              9,126                    9,126

      Additional paid-in capital                                                        13,379,275               13,379,275

      Accumulated deficit                                                               (7,045,918)              (7,020,652)

      Other comprehensive loss                                                            (194,237)                (194,237)

      Cost of 1,593,199 common and 600 Class B
        common shares in treasury                                                       (7,964,782)              (7,964,782)
                                                                                       ------------------------------------
      Total stockholders' deficiency                                                    (1,797,092)              (1,771,826)
                                                                                       ------------------------------------
      Total liabilities and stockholders' deficiency                                   $ 7,486,963              $ 7,780,208
                                                                                       ====================================


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   FOR THE THREE MONTHS ENDED

                                                                                 MARCH 31,           March 31,
 (Unaudited)                                                                          2001                2000
--------------------------------------------------------------------------------------------------------------
 OPERATING REVENUES:

     Pari-mutuel commissions                                                    $3,406,669          $3,440,323

     Admissions                                                                     45,674              56,743

     Other                                                                         663,782             742,483
                                                                                ------------------------------
       Total operating revenues                                                  4,116,125           4,239,549
                                                                                ------------------------------

 OPERATING EXPENSES:

     Wages, taxes and benefits                                                   1,599,508           1,469,944

     Purses                                                                        956,854             965,476

     Cost of food and beverage                                                     102,502              81,126

     Administrative and Operating                                                1,238,326             806,361

     Depreciation and amortization                                                 128,383             128,878
                                                                                ------------------------------
       Total operating expenses                                                  4,025,573           3,451,785
                                                                                ------------------------------
                  Income from operations                                            90,552             787,764
                                                                                ------------------------------
 OTHER EXPENSE:

     Interest expense, net                                                        (108,358)           (151,145)

     Other expense, net                                                             (7,460)                 --
                                                                                ------------------------------
       Total other expense                                                        (115,818)           (151,145)
                                                                                ------------------------------

 INCOME (LOSS) BEFORE PROVISION FOR                                                (25,266)            636,619
  INCOME TAXES

 PROVISION FOR INCOME TAXES                                                             --              60,000
                                                                                ------------------------------
 NET INCOME (LOSS)                                                              $  (25,266)         $  576,619
                                                                                ==============================


 BASIC AND DILUTED PER SHARE DATA:

   NET INCOME (LOSS)                                                            $    (0.02)         $     0.46
                                                                                ==============================

   BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                                                    1,263,225           1,263,225
                                                                                ==============================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                --------------------------------
                                                                                     2001                  2000
                                                                                     ----                  ----
Cash Flows from Operating Activities

Net income (loss)                                                               $ (25,266)            $ 576,619
                                                                                -------------------------------
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:

   Depreciation and amortization                                                  128,383               128,878

   Changes in operating assets and liabilities:

     (Increase) in restricted cash                                                 (8,211)              (27,747)

     Decrease (increase) in accounts receivable                                    88,206               (85,547)

     Decrease (increase) in prepaid expenses and other current assets              (5,876)               29,138

     Decrease (increase) in other assets, net                                     (10,478)                2,418

     Decrease in notes receivable, officers                                        18,242               348,888

     (Decrease) in accounts payable and accrued liabilities                      (193,604)             (335,164)

     Increase in outstanding pari-mutuel tickets                                   69,380                70,790

     (Decrease) in other long term liabilities                                    (73,086)             (524,940)
                                                                                -------------------------------
        Total adjustments                                                          12,956              (393,286)
                                                                                -------------------------------
            Net cash (used) in provided by operating activities                   (12,310)              183,333
                                                                                -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment                                   (34,931)              (46,518)
                                                                                -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments of debt                                                   (70,669)              (90,686)
                                                                                -------------------------------

Net increase (decrease) in cash and cash equivalents                             (117,910)               46,129

Cash and cash equivalents, beginning of period                                    141,310               343,109
                                                                                -------------------------------
Cash and cash equivalents, end of period                                        $  23,400             $ 389,238
                                                                                ===============================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest                                                                        $ 105,322             $ 146,550
                                                                                ===============================
Income taxes                                                                    $      --             $  75,500
                                                                                ===============================



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM RESULTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results of operations for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.


     INCOME PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income per share of common stock is computed by dividing the net income by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 2000 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

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

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended March 31, 2001 and 2000.

                                                                 2001               2000
                                                                 ----               ----
Performances                                                        81                85
Simulcast days                                                      89                91
Pari-mutuel handle (thousands)
         Live-on track                                         $ 4,985           $ 5,133
         Live-simulcast                                          9,039            10,222
         Guest-simulcast                                        12,482            12,403
                                                               -------           -------
                                                               $26,506           $27,758
                                                               =======           =======

Total attendance                                                68,834            81,616
Average per capita on site wagering                            $   254           $   215


     OPERATING REVENUE

     Total operating revenue declined by $123,000 to $4.12 million in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Pari-mutuel commission declined by 1% from $3.44 million to $3.41 million during the same period. Total handle in the first quarter of 2001 was approximately $26.5 million as compared to $27.8 million in 2000. Live-on track handle decreased 2.9% or about $148,000 from $5.1 million in 2000 to $5.0 million in 2001, with an average attendance of approximately 850 persons in 2001 compared to 960 persons in 2000. Live-simulcast handle decreased by $1.2 million or 11.6% in the first quarter of 2001 compared to the corresponding period in the prior year. Guest-simulcast handle increased by $79,000 or 0.6% from March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Concessions and other operating revenue consists of food service, program sales, admissions, parking and gift shop sales. These revenues amounted to approximately $709,000 for the three months ended March 31, 2001 decreasing by approximately $90,000 from approximately $799,000 for the three months ended March 31, 2000. Pari-mutuel commission for the three months ended March 31, 2001 included approximately $56,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund.

     OPERATING EXPENSES

     Operating expenses of approximately $4.0 million for the three months ended March 31, 2001 increased by approximately $574,000 from approximately $3.5 million for the three months ended March 31, 2000. The increase was the result of energy costs of $100,000, real estate taxes of $115,000, rental expenses of $81,000, and wages of $120,000.

     INTEREST EXPENSE

     Interest expense decreased by approximately $43,000 for the three months ended March 31, 2001 from $151,000 in the three months ended March 31, 2000 to approximately $108,000 in the three months ended March 31, 2001. The first quarter of 2000 includes four months of interest expense on the note payable.


     INCOME TAX PROVISION

     The Company made no provision for income taxes because of the net loss in 2001. The provision for income taxes in 2000 was $60,000.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had a working capital deficit of approximately $2.3 million, and a stockholders' deficit of approximately $1.8 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $23,400 at March 31, 2001, compared with $141,000 at December 31, 2000. The Company's cash used by operations was approximately $12,000 during the first quarter of 2001 as compared to cash from operations of $183,000 during the corresponding period in 2000. Non cash items included in the Company's net loss in the first quarter of 2001 consist of depreciation and amortization expense of $128,000. The Company believes that it will generate enough cash from operations to satisfy its obligations during 2001.

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

    None

(b) Reports on Form 8-K

    None

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE WESTWOOD GROUP, INC.


Date:  May 15, 2001                      /s/ Richard P. Dalton
                                         ---------------------------------
                                         Richard P. Dalton President,
                                         Chief Executive Officer and
                                         Director  (Principal  Financial and
                                         Accounting Officer)