Form 10-Q
period 2001-06-30
WESTWOOD GROUP INC
filed 2001-08-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 2001
                              -----------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                                ------------------    -------------------

COMMISSION FILE NUMBER:       0-1590
                       --------------------------

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

AS OF AUGUST 14, 2001, 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   June 30,           December 31,
                                                                                                       2001                   2000
                                                                                    -----------------------------------------------
                                                                                                (Unaudited)
 CURRENT ASSETS:
     Cash and cash equivalents                                                                      $12,679               $141,310
     Restricted cash                                                                                379,755                435,656
     Accounts receivable                                                                             44,930                 88,206
     Prepaid expenses and other current assets                                                      337,846                108,370
     Notes receivable from officers short - term portion                                            610,174                431,136
                                                                                    -----------------------------------------------
        Total current assets                                                                      1,385,384              1,204,678
                                                                                    -----------------------------------------------

 PROPERTY PLANT AND EQUIPMENT:
    Land                                                                                            348,066                348,066
     Building and building improvements                                                          18,601,448             18,593,939
     Machinery and equipment                                                                      4,653,431              4,615,432
                                                                                    -----------------------------------------------
                                                                                                 23,602,945             23,557,437

     Less accumulated depreciation and amortization                                            (18,681,683)           (18,443,132)
                                                                                    -----------------------------------------------
        Net property, plant and equipment                                                         4,921,262             5,114,305
                                                                                    -----------------------------------------------

 OTHER ASSETS:
      Notes receivable from officers long term portion                                            1,119,910              1,315,208
      Deferred financing costs, less accumulated amortization of $103,217
        and $85,002 at June 30, 2001 and December 31, 2000 respectively.                             78,931                 97,146
      Other assets, net                                                                              62,786                 48,871
                                                                                    -----------------------------------------------
        Total other assets                                                                        1,261,627              1,461,225
                                                                                    -----------------------------------------------
        Total assets                                                                             $7,568,273             $7,780,208
                                                                                    ===============================================



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                                                  June 30,            December 31,
                                                                                                      2001                   2000
                                                                                    ----------------------------------------------
                                                                                                (Unaudited)
 CURRENT LIABILITIES:
   Accounts payable and other accrued liabilities                                                $2,341,072            $2,108,881
   Discontinued operations                                                                          351,000               351,000
   Outstanding parimutuel tickets                                                                   775,789               635,355
   Current maturities of long-term debt                                                             284,838               295,225
                                                                                   -----------------------------------------------
        Total current liabilities                                                                 3,752,699             3,390,461

 LONG TERM DEBT LESS CURRENT MATURITIES                                                           3,938,287             4,096,172

 ACCRUED EXECUTIVE BONUS LONG - TERM PORTION                                                        100,166               147,880

 OTHER LONG - TERM LIABILITIES                                                                    1,748,948             1,917,521
                                                                                   -----------------------------------------------
        Total liabilities                                                                         9,540,100             9,552,034
                                                                                   -----------------------------------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
 Common stock, $.01 par value; authorized
   3,000,000 shares; 1,944,409 shares issued                                                         19,444                19,444
   Class B Common stock, $.01 par value; authorized
   1,000,000 shares;  912,615 shares issued                                                           9,126                 9,126
 Additional paid-in capital                                                                      13,379,275            13,379,275
 Accumulated deficit                                                                             (7,220,653)           (7,020,652)
 Other comprehensive loss                                                                          (194,237)             (194,237)
 Cost of 1,593,199 common and 600 Class B
   common shares in treasury                                                                     (7,964,782)           (7,964,782)
                                                                                   -----------------------------------------------
        Total stockholders' deficiency                                                           (1,971,827)           (1,771,826)
                                                                                   -----------------------------------------------
        Total liabilities and stockholders' deficiency                                           $7,568,273            $7,780,208
                                                                                   ===============================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     For the Three Months Ended

                                                                                                   June 30,               June 30,
                                                                                                       2001                   2000
                                                                                  -------------------------------------------------
 OPERATING REVENUES:
     Pari-mutuel commissions                                                                     $3,666,121             $3,823,005
     Admissions                                                                                      59,113                 68,931
     Other                                                                                          819,845                829,810
                                                                                  -------------------------------------------------
              Total operating revenue                                                             4,545,079              4,721,746
                                                                                  -------------------------------------------------

 OPERATING EXPENSES:
     Wages, taxes and benefits                                                                    1,644,452              1,667,415
     Purses                                                                                       1,079,761              1,141,985
     Cost of food and beverage                                                                      121,596                112,951
     Administrative and operating                                                                 1,528,597              1,253,733
     Depreciation and amortization                                                                  128,383                121,716
                                                                                  -------------------------------------------------
              Total operating expenses                                                            4,502,789              4,297,800
                                                                                  -------------------------------------------------


   Income from operations                                                                            42,290                423,946
                                                                                  -------------------------------------------------

 OTHER INCOME (EXPENSE):
          Interest expense, net                                                                    (184,027)               (83,109)
          Other income, net                                                                               2                      -
                                                                                  -------------------------------------------------
              Total other expenses                                                                 (184,025)               (83,109)
                                                                                  -------------------------------------------------
 INCOME (LOSS) BEFORE  PROVISION FOR INCOME TAXES                                                  (141,735)               340,837

 PROVISION FOR INCOME TAXES                                                                          33,000                 72,777
                                                                                  -------------------------------------------------
 NET INCOME (LOSS)                                                                                $(174,735)            $  268,060
                                                                                  =================================================
 BASIC AND DILUTED PER SHARE DATA:

 NET INCOME (LOSS)                                                                                   ($0.14)                 $0.21
                                                                                  =================================================

 BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                                    1,263,225              1,263,225
                                                                                  =================================================

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                   June 30,                June 30,
                                                                                       2001                  2000
                                                                                -------------------------------------
 OPERATING REVENUES:
     Pari-mutuel commissions                                                       $7,072,790             $7,263,328
     Admissions                                                                       104,787                125,674
     Other                                                                          1,483,627              1,572,293
                                                                                -------------------------------------
                Total operating revenue                                             8,661,204              8,961,295
                                                                                -------------------------------------

 OPERATING EXPENSES:
     Wages, taxes and benefits                                                      3,243,960              3,137,359
     Purses                                                                         2,036,615              2,107,461
     Cost of food and beverage                                                        224,098                194,077
     Administrative and operating                                                   2,766,923              2,060,094
     Depreciation and amortization                                                    256,766                250,594
                                                                                -------------------------------------
                Total operating expenses                                            8,528,362              7,749,585
                                                                                -------------------------------------


   Income from operations                                                             132,842              1,211,710
                                                                                -------------------------------------

 OTHER EXPENSE:
          Interest expense, net                                                      (292,385)              (234,254)
          Other expense, net                                                           (7,458)                     -
                                                                                -------------------------------------
                Total other expenses                                                 (299,843)              (234,254)
                                                                                -------------------------------------

 INCOME (LOSS) BEFORE  PROVISION FOR INCOME TAXES                                    (167,001)               977,456

 PROVISION FOR INCOME TAXES                                                            33,000                132,777
                                                                                -------------------------------------
 NET INCOME (LOSS)                                                                 $ (200,001)             $ 844,679
                                                                                =====================================
 BASIC AND DILUTED PER SHARE DATA:

 NET INCOME (LOSS)                                                                     ($0.16)                 $0.67
                                                                                =====================================
 BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                      1,263,225              1,263,225
                                                                                =====================================

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                                                          For the Six Months
                                                                                                          Ended June 30,
                                                                                ----------------------------------------------------
                                                                                                      2001                     2000
                                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                $(200,001)                $844,679
                                                                                ----------------------------------------------------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                                                                 256,766                  250,594

     Changes in operating assets and liabilities:

       Decrease in restricted cash                                                                  55,901                   56,045

       Decrease (increase) in accounts receivable                                                   43,276                  (82,868)

       Increase in prepaid expenses and other current assets                                      (229,476)                (207,636)

       Decrease (increase) in other assets, net                                                    (13,915)                   4,888

       Decrease in notes receivable from officers                                                   16,260                  355,179

       (Decrease) increase in accounts payable and other accrued liabilities                       232,191                 (475,458)

       (Decrease)  increase in outstanding parimutuel tickets                                      140,434                 (155,537)

       (Decrease) in accrued executive bonus long-term portion                                     (47,714)                       -

       (Decrease) in other long - term liabilities                                                (168,573)                (333,104)
                                                                                ----------------------------------------------------
        Total adjustments                                                                          285,150                 (587,897)
                                                                                ----------------------------------------------------
     Net cash provided by operating activities                                                      85,149                  256,782
                                                                                ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment                                                    (45,508)                 (46,840)
                                                                                ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments of debt                                                                   (168,272)                (157,541)
                                                                                ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              (128,631)                  52,401

Cash and cash equivalents, beginning of period                                                     141,310                  343,109
                                                                                ----------------------------------------------------
Cash and cash equivalents, end of period                                                           $12,679                 $395,510
                                                                                ====================================================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                                          $291,994                 $254,661
                                                                                ====================================================
Income taxes                                                                                        $7,500                  $61,300
                                                                                ====================================================



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

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

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated condensed financial statements as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

     INCOME (LOSS) PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income and loss per share of common stock is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 2000 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock. Stock options were not considered in 2001 since the company had a net loss and their effect would be antidilutive.

     The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

2.   DEBT

Long - term debt consisted of the following:

                                                                                    June 30, 2001    December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company term loan,                                         $4,223,125          $4,391,397
requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.

Less current maturities                                                                   284,838             295,225
                                                                                       ----------          ----------
Long - term portion                                                                    $3,938,287          $4,096,172
                                                                                       ==========          ==========

3.  OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2001, the Company had a working capital deficit of approximately $2.4 million, and a stockholders' deficit of approximately $1.97 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. Currently, no additional credit facility exists. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $13,000 at June 30, 2001, compared with $141,000 at December 31, 2000. The Company generated cash flows from operations of approximately $85,000 during the first six months of 2001 as compared to $257,000 during the corresponding period in 2000. Non cash items included in the Company's net income in the first six months of 2001 consist of depreciation and amortization expense of $257,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $53,000 of cash in the first six months of 2001.

     Net cash used in investing activities in 2001 of approximately $46,000 represents investments and additions to the property, plant and equipment. Financing activities in 2001 include $168,000 of funds used to reduce outstanding balances on long term debt.

     The Company has suffered recurring losses and has a significant working capital deficit and stockholders' deficit as of June 30, 2001, which raises substantial doubts as to the ability of the Company to continue as a going concern. The Company believes that if the new simulcast broadcasting legislation is enacted as currently proposed, such legislation may provide the Company the opportunity to be more competitive in its current arena and very likely improve its overall revenue position.

     In addition, management has taken steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. The Company has begun to pursue several opportunities to lease parcels of its real property surrounding the Wonderland racing facility to third parties for non-racing activities. The Company believes that such leasing arrangements, if achieved, will provide the Company with a new viable source of revenue which will enhance its overall revenue levels. Management has also begun to implement a cost reduction program, pursuant to which the Company has identified certain operational and administrative costs that it believes can be reduced, and has taken steps to implement such reductions. The Company will continue to use its commercially reasonable efforts to reduce its costs to meet forecasted revenues.

     There can be no assurance that the Company will succeed in achieving these revenue enhancing and cost reduction objectives, and its failure to do so may have a material adverse effect on its business, prospects, financial condition, and operating results and the Company's ability to continue as a going concern.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The current legislation which permits the Company to provide simulcast broadcasting has been extended until September 30, 2001. If the current legislation expires and new legislation is not enacted, it would have a material adverse effect on the revenues and business of the Company. Over the course of the last several months, the Company and the owners of other Massachusetts race tracks have been working to enact legislation which would permit the Company and those other racetracks to provide simulcast broadcasting of thoroughbred racing on a more frequent basis. Additionally, the Company and the other track owners are seeking to amend the current racing statutes to provide for a decrease in the parimutuel taxes paid to the Commonwealth. The Company and the other owners have proposed that the funds available from the parimutuel tax decrease be made available for increases in purses and the Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund. Additionally, the proposal provides for account wagering, satellite wagering and other revisions to the racing statute. The Company cannot assure you that either the simulcast or the parimutuel tax legislation will be adopted or that the current legislation is extended past September 30, 2001.

     The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered. The Company continues to be negatively impacted by a strong Massachusetts state lottery, two Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons. Wonderland is at a competitive disadvantage when compared with other New England greyhound racetracks in that it can offer only a very limited amount of simulcasting from thoroughbred racetracks. Management has worked diligently over the last several years in attempting to convince the Governor and the Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2000 and no gaming legislation is anticipated in 2001. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

     Management continues to examine the full range of strategic alternatives available in an effort to maximize shareholder value, including the benefits and disadvantages of remaining a public company, particularly in light of the lack of a meaningful trading market for its common stock.

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 2001 and 2000.

                                                                   2001               2000
                                                                   ----               ----
Performances                                                         91                 91
Simulcast days                                                       91                 91
Pari-mutuel handle (thousands)
         Live-on track                                          $ 5,833            $ 6,211
         Live-simulcast                                           8,597             10,431
         Guest-simulcast                                         13,282             13,406
                                                                -------            -------
                                                                $27,712            $30,048
                                                                =======            =======

Total attendance                                                 78,607             83,723
Average per capita on site wagering                             $   243            $   234

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     OPERATING REVENUE

     Total operating revenue declined by $177,000 to $4.55 million in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Parimutuel commissions declined by 4% from $3.82 million to $3.67 million during the same period. Total handle in the second quarter of 2001 was approximately $27.7 million as compared to $30.0 million in 2000. Live-on track handle decreased 6.1% or about $378,000 from $6.2 million to $5.8 million in 2001, with an average daily attendance of approximately 873 persons in 2001 compared to 920 persons in 2000. Live-simulcast handle decreased by $1.8 million or 17.6% in the second quarter of 2001 compared to the second quarter of 2000. Guest-simulcast handle decreased by $124,000 or 9% from 2000.

     The decrease in admissions revenue, when associated discounts are added back, approximates the decline in attendance of 9.4% Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $820,000 for the three months ended June 30, 2001 decreasing by approximately $10,000 from approximately $830,000 for the three months ended June 30, 2000. Parimutuel commission for the three months ended June 30, 2001 included approximately $62,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund. During same period of 2000 this figure amounted to $64,000.

     OPERATING EXPENSES

     Operating expenses of approximately $4.5 million for the three months ended June 30, 2001 increased by approximately $205,000 from approximately $4.3 million for the three months ended June 30, 2000. Increased utilities costs and real estate taxes were primarily responsible for the increase.

     INTEREST EXPENSE

     Interest expense increased by approximately $101,000 for the three months ended June 30, 2001 from $83,000 in the three months ended June 30, 2000 to approximately $184,000 in the three months ended June 30, 2001. The increase is the result of interest accrued on the litigation settlement with a totalisator vendor described in "Legal Proceedings" section the Company's Form 10-K for the fiscal year ended December 31, 2000.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $6,000 to $128,000 in the three months ended June 30, 2001, from $122,000 in the comparable period in 2000.

     INCOME TAX PROVISION

     The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first six months of 2001 and 2000 primarily due to the utilization of available net operating loss carryforwards in 2000 and the net loss in 2001. The provision for taxes of $33,000 and $133,000 in the first six months of 2001 and 2000, respectively, represents estimated state taxes .

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)


     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the six months ended June 30, 2001 and 2000.

                                                            2001               2000
                                                          --------           --------
Performances                                                   171                176

Simulcast days                                                 180                182

Pari-mutuel handle (thousands)
         Live-on track                                    $ 10,818           $ 11,344
         Live-simulcast                                     17,636             20,653
         Guest-simulcast                                    25,764             25,711
                                                          --------           --------
                                                          $ 54,218           $ 57,708
                                                          ========           ========

Total attendance                                           147,441            161,308
Average per capita on site wagering                       $    248           $    230


     OPERATING REVENUE

     Total operating revenue declined by $300,000 to $8.66 million in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Parimutuel commissions declined by 2.6% from $7.26 million to $7.07 million during the same period. Total handle in the first six months of 2001 was approximately $54.2 million as compared to $57.7 million in 2000. Live-on track handle decreased 4.6% or about $526,000 from $11.3 million in 2000 to $10.8 million in 2001, with an average attendance of approximately 862 persons in 2001 compared to 917 persons in 2000. Live-simulcast handle decreased by $3.0 million or 14.6% in the first six months of 2001. Guest-simulcast handle decreased by $53,000 or 0.2% from 2000.

     The decrease in admissions revenue, when associated discounts are added back, approximates the decline in attendance of 9.4% Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $1,484,000 for the six months ended June 30, 2001 decreasing by approximately $89,000 from approximately $1,572,000 for the six months ended June 30, 2000. Parimutuel commission for the six months ended June 30, 2001 included approximately $124,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund. This figure amounted to $126,000 for the same period in 2000.

     OPERATING EXPENSES

     Operating expenses of approximately $8.5 million for the six months ended June 30, 2001 increased by approximately $780,000 from approximately $7.7 million for the six months ended June 30, 2000. Increased utilities costs , professional services, and real estate taxes were primarily responsible for the increase.

     INTEREST EXPENSE

     Interest expense increased by approximately $58,000 for the six months ended June 30, 2001 from $234,000 in the six months ended June 30, 2000 to approximately $292,000 in the six months ended June 30, 2001. The increase is the result of interest accrued on the litigation settlement with a totalisator vendor that is described in "Legal Proceedings" on the 2000 Form 10-K.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased approximately $6,000 to $257,000 in the six months ended June 30, 2001, from $251,000 in the comparable period in 2000.

     INCOME TAX PROVISION

     The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first six months of 2001 and 2000 primarily due to the utilization of available net operating loss carryforwards in 2000 and the net loss in 2001. The provision for taxes of $33,000 and $133,000 in the first six months of 2001 and 2000, respectively, represents estimated state taxes.

     LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2001, the Company had a working capital deficit of approximately $2.4 million, and a stockholders' deficit of approximately $1.97 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. Currently, no additional credit facility exists. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $13,000 at June 30, 2001, compared with $141,000 at December 31, 2000. The Company generated cash flows from operations of approximately $85,000 during the first six months of 2001 as compared to $257,000 during the corresponding period in 2000. Non cash items included in the Company's net income in the first six months of 2001 consist of depreciation and amortization expense of $257,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $53,000 of cash in the first six months of 2001.

     Net cash used in investing activities in 2001 of approximately $46,000 represents investments and additions to the property, plant and equipment. Financing activities in 2001 include $168,000 of funds used to reduce outstanding balances on long term debt.

     The Company has suffered recurring losses and has a significant working capital deficit and stockholders' deficit as of June 30, 2001, which raises substantial doubts as to the ability of the Company to continue as a going concern. The Company believes that if the new simulcast broadcasting legislation is enacted as currently proposed, such legislation may provide the Company the opportunity to be more competitive in its current arena and very likely improve its overall revenue position.

     In addition, management has taken steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. The Company has begun to pursue several opportunities to lease parcels of its real property surrounding the Wonderland racing facility to third parties for non-racing activities. The Company believes that such leasing arrangements, if achieved, will provide the Company with a new viable source of revenue which will enhance its overall revenue levels. Management has also begun to implement a cost reduction program, pursuant to which the Company has identified certain operational and administrative costs that it believes can be reduced, and has taken steps to implement such reductions. The Company will continue to use its commercially reasonable efforts to reduce its costs to meet forecasted revenues.

     There can be no assurance that the Company will succeed in achieving these revenue enhancing and cost reduction objectives, and its failure to do so may have a material adverse effect on its business, prospects, financial condition, and operating results and the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None

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

(a) None (b) Reports on Form 8-K None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                   (UNAUDITED)


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WESTWOOD GROUP, INC.

Date August 14, 2001                    /s/ Richard P. Dalton
                                        -----------------------------------
                                        Richard P. Dalton President,
                                        Chief Executive Officer and
                                        Director (Principal Financial and
                                        Accounting Officer)