Form 10-Q
period 2001-09-30
WESTWOOD GROUP INC
filed 2001-11-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                      SEPTEMBER 30, 2001

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

AS OF NOVEMBER 10, 2001, 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                            September 30,       December 31,
                                                                                2001                2000
                                                                            -------------       ------------
                                                                            (Unaudited)
 CURRENT ASSETS:
     Cash and cash equivalents                                            $    150,441         $    141,310

     Restricted cash                                                           249,177              435,656

     Accounts receivable                                                        43,027               88,206

     Prepaid expenses and other current assets                                 239,765              108,370

     Notes receivable from officers short - term portion                       332,913              431,136
                                                                          ------------         ------------
          Total current assets                                               1,015,323            1,204,678
                                                                          ------------         ------------

 PROPERTY PLANT AND EQUIPMENT:

     Land                                                                      348,066              348,066

     Building and building improvements                                     18,630,832           18,593,939

     Machinery and equipment                                                 4,682,884            4,615,432
                                                                          ------------         ------------
                                                                            23,661,782           23,557,437


     Less accumulated depreciation and amortization                        (18,773,469)         (18,443,132)
                                                                          ------------         ------------
      Net property, plant and equipment                                      4,888,313            5,114,305
                                                                          ------------         ------------

 OTHER ASSETS:

      Notes receivable from officers long term portion                       1,048,730            1,315,208

      Deferred financing costs, less accumulated amortization of
       $112,325 and $85,002 at September 30, 2001 and December 31,
       2000, respectively                                                        69,823               97,146

      Other assets, net                                                         53,952               48,871
                                                                          ------------         ------------
           Total other assets                                                1,172,505            1,461,225
                                                                          ------------         ------------

           Total assets                                                   $  7,076,141         $  7,780,208
                                                                          ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                     September 30,         December 31,
                                                                                         2001                 2000
                                                                                     -------------         ------------
 CURRENT LIABILITIES:                                                                 (Unaudited)
             Accounts payable and other accrued liabilities                         $  2,151,979         $  2,108,881
             Discontinued operations                                                     351,000              351,000
             Outstanding parimutuel tickets                                              543,229              635,355
             Current maturities of long-term debt                                        316,938              295,225
                                                                                    ------------         ------------
                     Total current liabilities                                         3,363,146            3,390,461

 LONG-TERM DEBT LESS CURRENT MATURITIES                                                3,856,220            4,096,172

 ACCRUED EXECUTIVE BONUS LONG - TERM PORTION                                              77,725              147,880
 OTHER LONG - TERM LIABILITIES                                                           638,454            1,917,521
                                                                                    ------------         ------------
                     Total liabilities                                                 7,935,545            9,552,034
                                                                                    ------------         ------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
 Common stock, $.01 par value; authorized
   3,000,000 shares; 1,944,409 shares issued                                              19,444               19,444

 Class B Common stock, $.01 par value; authorized
   1,000,000 shares;  912,615 shares issued                                                9,126                9,126

 Additional paid-in capital                                                           13,379,275           13,379,275
 Accumulated deficit                                                                  (6,108,230)          (7,020,652)
 Other comprehensive loss                                                               (194,237)            (194,237)
 Cost of 1,593,199 common and 600 Class B
   common shares in treasury                                                          (7,964,782)          (7,964,782)
                                                                                    ------------         ------------

                     Total stockholders'  deficiency                                    (859,404)          (1,771,826)
                                                                                    ------------         ------------

                     Total liabilities and stockholders'  deficiency                $  7,076,141         $  7,780,208
                                                                                    ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements

THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED  CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)                                                                For the Three Months Ended
                                                                       September 30,       September 30,
                                                                           2001                 2000
                                                                       -------------       -------------
 OPERATING REVENUES:
        Pari-mutuel commissions                                        $ 3,395,105         $ 3,746,456
        Other                                                              790,463             816,469
        Admissions                                                          57,129              73,002
                                                                       -----------         -----------
   Total operating revenue                                               4,242,697           4,635,927
                                                                       -----------         -----------

 OPERATING EXPENSES:
        Wages, taxes and benefits                                        1,624,707           1,601,395
         Purses                                                            941,735           1,138,391
         Cost of food and beverage                                         158,062             118,751
         Administrative and operating                                    1,251,491           2,124,087
         Depreciation and amortization                                     100,894             132,133
                                                                       -----------         -----------
 Total operating expenses                                                4,076,889           5,114,757
                                                                       -----------         -----------

        Income (loss) from operations                                      165,808            (478,830)
                                                                       -----------         -----------

 OTHER INCOME (EXPENSE):
          Interest expense, net                                            (92,290)           (110,085)
          Litigation settlement expense                                         --            (118,837)
          Settlement of estimated liability                              1,058,007                  --
                                                                       -----------         -----------
 Total other income (expense)                                              965,717            (228,922)
                                                                       -----------         -----------

 INCOME (LOSS) BEFORE  PROVISION FOR INCOME TAXES                        1,131,525            (707,752)
 PROVISION FOR INCOME TAXES                                                 19,100              36,879
                                                                       -----------         -----------
 NET INCOME (LOSS)                                                     $ 1,112,425         $  (670,873)
                                                                       -----------         -----------

 BASIC PER SHARE DATA:
 NET INCOME (LOSS) PER SHARE                                           $      0.88         ($     0.53)
                                                                       ===========         ===========
 BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                       1,263,225           1,263,225
                                                                       ===========         ===========

DILUTED PER SHARE DATA:
 NET INCOME (LOSS) PER SHARE                                           $      0.87         $     (0.53)
                                                                       ===========         ===========
DILUTED  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                     1,281,111           1,263,225
                                                                       ===========         ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

 THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED  CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)                                                               FOR THE NINE MONTHS ENDED
                                                                       September 30,       September 30,
                                                                           2001                2000
                                                                       -------------       -------------
 OPERATING REVENUES:
        Pari-mutuel commissions                                       $ 10,467,895         $ 11,009,784
        Other                                                            2,274,090            2,388,762
        Admissions                                                         161,916              198,676
                                                                      ------------         ------------
   Total operating revenue                                              12,903,901           13,597,222
                                                                      ------------         ------------

 OPERATING EXPENSES:
        Wages, taxes and benefits                                        4,868,669            4,738,754
         Purses                                                          2,978,350            3,245,852
         Cost of food and beverage                                         382,160              312,828
         Administrative and operating                                    4,018,414            4,184,181
         Depreciation and amortization                                     357,660              382,727
                                                                      ------------         ------------
 Total operating expenses                                               12,605,253           12,864,342

         Income from operations                                            298,648              732,880
                                                                      ------------         ------------

 OTHER INCOME (EXPENSE):
          Interest expense, net                                           (384,675)            (344,339)
          Other expense, net                                                (7,458)            (118,837)
          Settlement of estimated liability                              1,058,007                   --
                                                                      ------------         ------------
 Total other income (expense)                                              665,874             (463,176)
                                                                      ------------         ------------

 INCOME (LOSS) BEFORE  PROVISION FOR INCOME TAXES                          964,522              269,704
 PROVISION FOR INCOME TAX                                                   52,100               95,898
                                                                      ------------         ------------
 NET INCOME                                                           $    912,422         $    173,806
                                                                      ============         ============

 BASIC PER SHARE DATA
 NET INCOME                                                           $       0.72         $       0.14
                                                                      ============         ============
 BASIC AND WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    1,263,225            1,263,225
                                                                      ============         ============
 DILUTED PER SHARE DATA
 NET INCOME PER SHARE                                                 $       0.71         $       0.14

 DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      1,281,111            1,281,111
                                                                      ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         For the Nine Months Ended
                                                                      September 30,     September 30,
                                                                         2001             2000
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   912,422         $ 173,806
                                                                     ----------         ---------
Adjustments to reconcile net income to
 net cash provided (used) by operating activities:

     Depreciation and amortization                                      357,660           382,727

     Change in accounting estimate                                   (1,058,007)               --

     Changes in operating assets and liabilities:

       Decrease in restricted cash                                      186,479           245,992

       Decrease (increase) in accounts receivable                        45,179           (27,931)

       Increase in prepaid expenses and other current assets           (131,395)         (124,005)

       Decrease (increase) in other assets, net                          (5,081)            7,403

       (Decrease) increase in accounts payable and other
       accrued liabilities                                               43,098          (553,242)

       (Decrease) in outstanding parimutuel tickets                     (92,126)          (63,702)

       (Decrease) in accrued executive bonus long-term portion          (70,155)             --

       (Decrease) in other long-term liabilities                       (221,060)         (440,311)
                                                                     ----------         ---------
        Total adjustments                                              (945,408)         (211,980)
                                                                     ----------         ---------
            Net cash provided (used) by operating activities            (32,986)          (38,174)
                                                                     ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant and equipment                       (104,345)          (99,712)
                                                                     ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments of debt                                        (218,239)         (223,919)

     Decrease in notes receivable, officers                             364,701           361,089

   Short term financing                                                    --             338,000
                                                                     ----------         ---------
Net cash provided (used) by financing activities                        146,462           114,081
                                                                     ----------         ---------

Net increase (decrease) in cash and cash equivalents                      9,131           (23,805)

Cash and cash equivalents, beginning of period                          141,310           343,109
                                                                     ----------         ---------
Cash and cash equivalents, end of period                              $ 150,441         $ 319,304
                                                                     ==========         =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest                                                              $ 322,561         $ 369,403
                                                                     ==========         =========
Income taxes                                                          $  42,265         $ 122,411
                                                                     ==========         =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)

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

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated condensed financial statements as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

2.       DEBT

Long - term debt consisted of the following:

                                                                                September 30,         December 31,
                                                                                    2001                  2000
                                                                                ----------------------------------
9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.                                                       $4,173,158           $4,391,397

Less current maturities                                                             316,938              295,225
                                                                                 ----------           ----------
Long - term portion                                                              $3,856,220           $4,096,172
                                                                                 ===========          ==========

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Cash shortages as of November 15, 2001 raise doubts as to the ability of the Company to continue as a going concern without substantial changes in its financial structure or line of business. These shortages have arisen because of declines in revenue - See below under "Operating Revenue."

         The current legislation which permits the Company to provide simulcast broadcasting is still under extension as of November 15, 2001. New legislation was passed by both the Massachusetts House and Senate and awaits signature by the Governor of Massachusetts as of November 15, 2001. This legislation provides for a decrease in the parimutuel taxes paid to the Commonwealth and a redirection of these funds for increases in thoroughbred, standard bred, and greyhound purses as well as the establishment of a Greyhound Adoption Council. Additionally, the proposal provides for account wagering and provides for Wonderland Greyhound Park to conduct additional thoroughbred simulcasting.

         The Company cannot be assured that the Governor will concur with the Legislature nor can the Company ensure enactment of the legislation in its current form.

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

         Management has taken steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. The Company has begun to pursue several opportunities to lease parcels of its real property surrounding the Wonderland racing facility to third parties for non-racing activities. The Company believes that such leasing arrangements, if achieved, will provide the Company with a new viable source of revenue which will enhance its overall revenue levels. Management has also begun to implement a cost reduction program, pursuant to which the Company has identified certain operational and administrative costs that it believes can be reduced, and has taken steps to implement such reductions. These reductions had a noticeable favorable effect on operating expenses during the third quarter of 2001. The Company will continue to use its commercially reasonable efforts to reduce its costs to meet forecasted revenues.

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

         The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 2001 and 2000.

                                                           2001                2000
                                                           ----                ----
Performances                                                 88                  84
Simulcast days                                               92                  92
Pari-mutuel handle (thousands)
   Live-on track                                        $ 5,610             $ 7,070
   Live-simulcast                                         8,724              10,466
   Guest-simulcast                                       11,703              12,616
                                                        -------             -------
                                                        $26,037             $30,152
                                                        =======             =======

Total attendance                                         76,762              83,819
Average per capita on site wagering                        $226                $228

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         OPERATING REVENUE

         Total operating revenue declined by $393,000 to $4.24 million in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Parimutuel commissions declined by 9% from $3.75 million to $3.40 million during the same period. Total handle in the third quarter of 2001 was approximately $26.0 million as compared to $30.2 million in 2000. Live-on track handle decreased 20.7% or about $1.46 million from $7.1 million to $5.6 million in 2001, with an average daily attendance of approximately 872 persons in 2001 compared to 998 persons in 2000. Live-simulcast handle decreased by $1.7 million or 16.6% in the third quarter of 2001 compared to the third quarter of 2000. Guest-simulcast handle decreased by $913,000 or 7.2% from 2000.

         Net admissions revenue decreased by 21.7%. Most of this decrease is associated with decreased handle, and the remainder with increased promotional discounts. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $790,000 for the three months ended September 30, 2001 decreasing by approximately $26,000 from approximately $816,000 for the three months ended September 30, 2000. Parimutuel commissions for the three months ended September 30, 2001 included approximately $57,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund. During same period of 2000 this figure amounted to $67,000.

         OPERATING EXPENSES

         Operating expenses of approximately $4.1 million for the three months ended September 30, 2001 decreased by approximately $1.0 million from approximately $5.1 million for the three months ended September 30, 2000. This decrease includes $635,000 of expenses related to the 2000 ballot initiative to end greyhound racing that was defeated in the fall of 2000. The remaining decrease is the result of the decline in purse expense related to handle decline, as well as cost saving measures implemented by the Company during the quarter ended September 30, 2001.

         INTEREST EXPENSE

         Interest expense decreased by approximately $18,000 for the three months ended September 30, 2001 from $110,000 in the three months ended September 30, 2000 to approximately $92,000 in the three months ended September 30, 2001.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately $31,000 to $101,000 in the three months ended September 30, 2001, from approximately $132,000 in the comparable period in 2000.

         INCOME TAX PROVISION

         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first three months of 2001 and 2000 primarily due to the utilization of available net operating loss carryforwards in 2001 and the net loss in 2000. The provision for taxes of $19,100 and the tax benefit of $36,879 in the first three months of 2001 and 2000, respectively, represents state taxes.

         OTHER INCOME

         The Company realized $1,058,000 in income from a change in accounting estimate related to a long-term liability.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)


     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the nine months ended September 30, 2001 and 2000.

                                               2001            2000
                                               ----            ----

Performances                                    259             270
Simulcast days                                  272             276
Pari-mutuel handle (thousands)
   Live-on track                           $ 16,427        $ 18,414
   Live-simulcast                            26,360          31,118
   Guest-simulcast                           37,467          38,328
                                           --------        --------
                                           $ 80,254        $ 87,860
                                           ========        ========

Total attendance                            224,203         247,380
Average per capita on site wagering        $    240        $    229

         OPERATING REVENUE

         Total operating revenue declined by $693,000 to $12.9 million in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Parimutuel commissions declined by 4.9% from $11.0 million to $10.5 million during the same period. Total handle in the first nine months of 2001 was approximately $80.3 million as compared to $87.9 million in 2000. Live-on track handle decreased 10.8% or about $2.0 million from $18.4 million in 2000 to $16.4 million in 2001, with an average attendance of approximately 866 persons in 2001 compared to 916 persons in 2000. Live-simulcast handle decreased by $4.8 million or 15.3% in the first nine months of 2001. Guest-simulcast handle decreased by $861,000 or 2.2% from 2000.

         Net admissions revenue decreased by 18.5%. Most of this decrease is associated with decreased handle, and the remainder with increased promotional discounts. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $2.3 million for the nine months ended September 30, 2001 decreasing by approximately $115,000 from approximately $2.4 million for the nine months ended September 30, 2000. Parimutuel commission for the nine months ended September 30, 2001 included approximately $176,000 deposited each into the Greyhound Capital Improvements Trust Fund and the Greyhound Promotional Trust Fund. This figure amounted to approximately $188,000 for the same period in 2000.

         OPERATING EXPENSES

         Operating expenses of approximately $12.6 million for the nine months ended September 30, 2001 decreased by approximately $259,000 from approximately $12.9 million for the nine months ended September 30, 2000. This decrease includes $635,000 of expenses related to the 2000 ballot initiative to end greyhound racing that was defeated in the fall of 2000. The remaining baseline increase of $376,000 is mainly the result of increased utility costs. This increase was offset by certain cost savings realized in the third quarter of 2001.

         INTEREST EXPENSE

         Interest expense increased by approximately $41,000 for the nine months ended September 30, 2001 from $344,000 in the nine months ended September 30, 2000 to approximately $385,000 in the nine months ended September 30, 2001. The increase is the result of interest accrued on the litigations settlement with a totalisator vendor that is described in "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately $25,000 to $358,000 in the nine months ended September 30, 2001, from $383,000 in the comparable period in 2000.

         INCOME TAX PROVISION

         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first nine months of 2001 and 2000 primarily due to the utilization of available net operating loss carryforwards in 2000 and the net loss in 2001. The provision for taxes of $52,000 and $96,000 in the first nine months of 2001 and 2000, respectively, represents estimated state taxes.

         OTHER INCOME

         The company realized $1,058,000 in income from a change in accounting estimate related to a long-term liability.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had a working capital deficit of approximately $2.3 million, and a stockholders' deficit of approximately $859,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $150,000 at September 30, 2001, compared with $141,000 at December 31, 2000. The Company generated cash flows from operations of approximately $332,000 during the first nine months of 2001 as compared to a deficit of $38,000 during the corresponding period in 2000. Non-cash items included in the Company's net income in the first nine months of 2001 consist of depreciation and amortization expense of $358,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities created approximately $271,000 of cash in the first nine months of 2001.

     In August 2001 a payment was made to the Company on a note receivable from officers of $300,000. By the terms of the note agreement this payment had been scheduled for December, 2001.

     Net cash used in investing activities in 2001 of approximately $104,000 represents additions to property, plant and equipment. Financing activities in 2001 include $218,000 of funds used to reduce outstanding balances on long term debt.

     Cash shortages as of November 15, 2001 raise doubts as to the ability of the Company to continue as a going concern without substantial changes in its financial structure or line of business. See above under "Operations."

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

          FORWARD LOOKING INFORMATION

          The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Such statements are made pursuant to the safe harbor provisions of the "Private Securities Litigation Reform Act of 1995." The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)


PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits  None

(b) Reports on Form 8-K  None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001
                                   (Unaudited)

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   THE WESTWOOD GROUP, INC.

                                                   /s/ Richard P. Dalton
Date  November  14, 2001                           -------------------------
                                                   Richard P. Dalton President,
                                                   Chief Executive Officer and
                                                   Director (Principal Financial
                                                   and Accounting Officer)