Form 10-K405
period 2001-12-31
WESTWOOD GROUP INC
filed 2002-04-01
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended                        Commission file Number 0-1590
     December 31, 2001


                            THE WESTWOOD GROUP, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                       190 V.F.W. PARKWAY                   04-1983910
(state or other jurisdiction of           REVERE, MA 02151            (IRS Employer Identifier
 incorporation or organization)    (address of principal executive       verification No.)
                                     offices including zip code)

                                  781-284-2600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


                                      None


          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                           Common Stock-$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing, was:

                            TOTAL NO. OF SHARES
      PRICING OF            COMMON STOCK HELD BY        AGGREGATE
     VOTING STOCK              NON-AFFILIATES          MARKET VALUE
     ------------           --------------------       ------------
       $0.85(1)                  239,110(2)              $179,333

(1) Reflects the price of shares of Common Stock, par value $0.01 per share, traded on November 26, 2001 and December 28, 2001. The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for either the Company's Common Stock or Class B Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 2002 was as follows:

Common Stock, $.01 par value: 351,210
Class B Common stock, $.01 par value: 912,015

DOCUMENTS INCORPORATED BY REFERENCE

None

THE WESTWOOD GROUP, INC.
CALENDAR YEAR 2001 10-K ANNUAL REPORT

--------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I                                                                       PAGE
ITEM 1.  BUSINESS .........................................................      3
ITEM 2.  DESCRIPTION OF PROPERTY ..........................................      5
ITEM 3.  LEGAL PROCEEDINGS ................................................      5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............      6

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS ..........................................................      6
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA .............................      7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ............................................      8
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......     13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................     14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE .............................................     37

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............     37
ITEM 11.  EXECUTIVE COMPENSATION ..........................................     38
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..     41
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................     44


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K     45
SIGNATURES ................................................................     46
EX-21.    SUBSIDIARIES OF THE COMPANY......................................     47
EX-23.1   CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS..........................     48


PART I

ITEM 1. BUSINESS

(A) GENERAL

     The Westwood Group, Inc. (the "Company" or "Westwood", which term as used herein includes its wholly-owned subsidiaries) was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. The Company operates Wonderland Greyhound Park, Inc. ("Wonderland" or "Wonderland Park"), a pari-mutuel greyhound racing facility located in Revere, Massachusetts. Until July, 1997, the Company also operated a pari-mutuel harness racing facility located in Foxboro, Massachusetts. (See Item 3, "Legal Proceedings").

(B) BUSINESS SEGMENTS

For the three (3) years ended December 31, 2001, the Company's business was principally conducted in the pari-mutuel greyhound racing industry.

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

     In addition to the racetrack, the Company maintains and operates two (2) full service restaurants, a sports bar and other concession facilities at the racetrack to serve patrons of Wonderland Park. The racetrack facility can accommodate 10,000 patrons. The average attendance per day in 2001 was approximately 871 persons. The total attendance for the year was approximately 290,000 persons. The complex encompasses a total of approximately thirty-five
(35) acres, including paved and lighted parking which has capacity for approximately 2,300 cars.

     Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland is authorized to conduct up to 520 live matinee and evening performances. In addition to conducting 333 live racing performances during 2001, Wonderland provided its patrons with simulcast wagering from fifty (50) various greyhound, thoroughbred and harness tracks throughout the country. Wonderland also broadcasts its simulcast signal to seventy-nine (79) locations throughout the country. The Company is continuing its efforts to penetrate new markets into which it can broadcast its signal and to develop new ways to provide quality racing entertainment to its on-track patrons. See "Government Regulation" below for a discussion of simulcast legislation.

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

     The pari-mutuel commission is regulated by the state regulatory commission in the jurisdiction of the individual race track. In addition, the net pari-mutuel commission varies based upon the type of wager. Finally, the Company generates commission revenue from other tracks for all amounts wagered on its product at their facilities. These commissions vary based upon contractual arrangements.

      The average gross pari-mutuel commission on live racing at Wonderland was approximately 24% of each $1.00 wagered on track during 2001, 2000 and 1999. Out of this amount approximately 6% is distributed to kennel operators as purses paid, 5% is paid to The Commonwealth of Massachusetts in the form of pari-mutuel tax and 0.5% each is deposited into the Capital Improvements Trust Fund and Promotional Trust Fund.

      The Commissioners of the Commonwealth of Massachusetts State Racing Commission, as individuals, are the trustees and Wonderland is the beneficiary of the Greyhound Capital Improvements and Promotional Trust Funds which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

      During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc., was evicted from the Foxboro Raceway. (See Item 3, "Legal Proceedings"; and Notes 3 and 5 of Notes to Consolidated Financial Statements). As such, its operating results are reflected as discontinued operations.

      In February 1998, the Company executed an Assignment for the Benefit of Creditors for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. The assignment was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors.

(D) COMPETITION AND MARKETING

      The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered.

      The Company continues to be negatively impacted by a strong Massachusetts state lottery, two (2) Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island, greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons. Furthermore, Wonderland is at a competitive disadvantage when compared with other New England greyhound racetracks in that the simulcast legislation only permits it to offer a very limited amount of simulcasting from thoroughbred racetracks due to its proximity to the Suffolk Downs thoroughbred racetrack.

      Management has worked diligently over the last several years in attempting to convince the Governor and the state Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2001 and no gaming legislation is currently anticipated in 2002. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

      In August 2000, animal rights activists were able to obtain the necessary number of signatures in order to place a binding initiative petition to ban all wagering on greyhound racing within Massachusetts effective June 1, 2001 on the November 2000 Massachusetts ballot. If the initiative had passed, it would have prohibited both live and simulcast wagering at The Westwood Group's Wonderland racetrack facility, thus, in all likelihood, shutting down its principal business. The campaign to defeat the ballot initiative was conducted jointly with the dogtrack in Raynham, Massachusetts through a Ballot Question Committee established in accordance with the campaign finance laws of Massachusetts. Richard P. Dalton, The Westwood Group's President and Chief Executive Officer, served as the chairman of the committee. This initiative was narrowly defeated in the November 7, 2000 election. Despite the defeat of the initiative, the animal rights activists remain active in their attempts to cause the Wonderland racetrack to be permanently closed. Moreover, the advertising campaign directed at banning greyhound racing has negatively affected the image of greyhound racing.

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

     Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax payment requirements in respect to employees who receive gratuities could have a material adverse effect on the Company's results of operations.

     During 2001, the Company and the owners of other area racetracks worked to enact legislation which would permit the Company and the other greyhound track to continue to provide simulcast broadcasting of thoroughbred racing on a much more frequent basis, as well as providing for a decrease in the pari-mutuel taxes paid to the Commonwealth and that the funds available from the pari-mutuel tax decrease be made available for increases in purses and the Greyhound Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund and the implementation of an off-track betting system.

     On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this new statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. The new legislation also provides that the Company is required to pay premiums for the right to simulcast out-of-state thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two (2) commercial horse racetracks. In addition to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool", which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse accounts of the individual racetracks responsible for such unclaimed wagers. During 2001, the Company received a one-time grant of $300,035 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the new statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

     Despite the enactment of this legislation and the potential for increase in cash flow from such legislation, management does not believe that this new legislation in its current state will materially benefit the Company's overall racing operations.

(F) EMPLOYEES

     At March 1, 2002, the Company employed approximately 350 persons.


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

     In 1996, litigation ensued between Foxboro Realty Associates, LLC, et al. and the Company, its subsidiary Foxboro Park, Inc., et al. in Norfolk Superior Court in Massachusetts, over Foxboro Park's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro Park was evicted from the racetrack on July 31, 1997. The parties appealed to the Massachusetts Appeals Court on January 27, 1998.

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

     In January 2001, the Company lost at arbitration a claim brought against it by a former totalisator vendor. The judgement amount was $468,000. This amount has been recorded in "Other income (expense), net" as of the fourth quarter of 2000 and fully accrued in current liabilities. As of December 31, 2001, the judgement amount, plus accrued interest thereon, totalled $538,000. The arbitrator's decision was appealed to the United States Federal District Court in Massachusetts and overturned. The former vendor appealed the District Court decision to the United States Federal Circuit Court of Appeals, which upheld the arbitrator's original decision. The case was returned to the United States Federal District Court where a judgement was entered. The parties have negotiated a settlement agreement which provides for an aggregate payment in the amount of $603,534 to be paid by the Company in weekly installments ranging from $1,374 to $2,000, with the remaining balance due and payable on April 1, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) MARKET PRICE

There is no established trading market for the Company's Common Stock or the Company's Class B Common Stock.

The Company's Common Stock is traded on the pink sheets. The following table sets forth for the periods indicated the high and low sales prices.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       First Quarter    Second Quarter     Third Quarter       Fourth Quarter
       -------------    --------------     -------------       --------------

Fiscal year ended December 31, 2001: sales price of Common Stock

High      $0.75            $1.00             No Sales               $0.85
Low       $0.75            $0.75             No Sales               $0.85

Fiscal year ended December 31, 2000: sales price of Common Stock

High      $1.00            $1.01               $1.20                $1.50
Low       $1.00            $1.00               $0.50                $0.50


(b) APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK AND CLASS B COMMON
    STOCK



                                               NUMBER OF
                                             RECORD HOLDERS
                                                 AS OF
TITLE OR CLASS                               MARCH 15, 2002
--------------                               --------------

Common Stock -- par value $.01                    433
Class B Common Stock -- par value $.01             11


(c) DIVIDEND HISTORY

      No dividends were declared by the Company on its Common Stock during 2001, 2000, or 1999. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either Common Stock or Class B Common Stock in the immediate future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The following table summarizes certain financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Data as of and for the fiscal years ended December 31 2001, 2000, 1999, 1998 and 1997 is derived from the Consolidated Financial Statements, as audited by BDO Seidman, LLP, the Company's independent accountants. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's prior years' Form 10-Ks.

FOR THE YEARS ENDED DECEMBER 31,

                                                                  2001          2000          1999          1998          1997
                                                               ------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA                          (Dollars in Thousands Except Per Share and Share Amounts)
Operating revenue                                              $   16,983    $   17,671    $   17,545    $   18,971    $   21,046
                                                               ------------------------------------------------------------------
Expenses:
   Operating expenses                                              15,848        16,750        16,361        17,506        18,509
   Depreciation and amortization                                      536           523           584           700           529
                                                               ------------------------------------------------------------------
    Total expenses                                                 16,384        17,273        16,945        18,206        19,038
                                                               ------------------------------------------------------------------
Income from operations                                                599           398           600           765         2,008
Interest expense, net                                                (515)         (461)         (499)         (398)         (387)
Loss on sale of investment                                             --            --        (1,809)           --            --
Change in accounting estimate                                       1,058            --            --            --            --
Other income (expense), net(1)                                        (20)         (693)            3           525         1,169
                                                               ------------------------------------------------------------------
Income (loss) before income taxes                                   1,122          (756)       (1,705)          892         2,790
Provision for income taxes                                             46            94            91            83            --
                                                               ------------------------------------------------------------------
Income (loss) from operations before
  operations of discontinued harness racing  subsidiary             1,076          (850)       (1,796)          809         2,790

Loss from discontinued harness
  racing subsidiary                                                    --            --            --            --        (2,412)
Gain from operations of discontinued harness
  racing subsidiary (net of income taxes of $20,400 in 1998)          351           353            --         1,001         2,581
                                                               ------------------------------------------------------------------
Net income (loss)                                              $    1,427    $     (497)   $   (1,796)   $    1,810    $    2,959
                                                               ==================================================================
Basic per share data:
  Income (loss) from continuing  operations                    $     0.85    $    (0.67)   $    (1.42)   $     0.63    $     2.22
  Income from discontinued operations                                0.28          0.28            --          0.81          0.14
                                                               ------------------------------------------------------------------
  Net income (loss)                                            $     1.13    $    (0.39)   $    (1.42)   $     1.44    $     2.36
                                                               ==================================================================
Basic weighted average common shares outstanding                1,263,225     1,263,225     1,263,225     1,261,252     1,255,225
                                                               ==================================================================
Diluted per share data:
  Income (loss) from continuing  operations                    $     0.85    $    (0.67)   $    (1.42)   $     0.63    $     2.19
  Income from discontinued operations                                0.28          0.28            --          0.78          0.13
                                                               ------------------------------------------------------------------
  Net income (loss)                                            $     1.13    $    (0.39)   $    (1.42)   $     1.41    $     2.32
                                                               ==================================================================
Diluted weighted average common shares outstanding              1,263,225     1,263,225     1,263,225     1,281,243     1,275,225
                                                               ==================================================================

                                                                                         AS OF DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                  2001            2000          1999        1998          1997
                                                                --------        --------      --------    --------      --------
CONSOLIDATED BALANCE SHEET DATA
Working Capital deficiency                                      $ (1,201)       $ (2,186)     $ (1,543)   $ (3,381)     $ (9,309)
Total Assets                                                       6,913           7,780         9,413      13,369        13,581
Long-term debt(2)                                                  3,772           4,096         4,392       5,551           997
Stockholders' equity (deficiency)                                   (405)         (1,772)       (1,259)        466        (1,551)


(1) The table above reflects the Company's accounting for its former investment in Back Bay Restaurant Group, Inc. ("BBRG") under the equity method. Other income (expense), net contains income of approximately $157, $525, and $337 from the Company's investment in BBRG for 1999, 1998 and 1997, respectively.

(2) Long term debt at December 31, 2001, 2000 ,1999, 1998 and 1997 excludes $324, $295, $273, $351, and $4,373 respectively, of long term debt reclassified as current obligations. (See Note 2 of Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wonderland currently conducts live racing seven (7) nights per week, April through September, and six (6) nights per week throughout the rest of the year. Wonderland also offers simulcast wagering afternoons and evenings throughout the year. The table below illustrates certain key statistics for Wonderland for each of the past three (3) years:



                                        2001     2000     1999
                                       -----     ----     ----
Performances                             333      350      360
Simulcast days                           361      363      363

Pari-mutuel handle (millions)
   Live-on track                        $ 20     $ 23     $ 25
   Live-simulcast                         34       40       42
   Guest-simulcast                        49       50       48
                                        ----     ----     ----
                                        $103     $113     $115
                                        ----     ----     ----

Total attendance (thousands)             290      313      348
                                        ====     ====     ====
Average per capita on site wagering     $238     $233     $210
                                        ====     ====     ====


Wonderland has been granted a license to conduct up to 520 racing performances during 2002.


OPERATING REVENUE

      The Company is still experiencing a decline in total attendance and live-on track handle caused by a variety of factors including a general decline in the pari-mutuel racing industry, the negative effect of the ballot initiative on greyhound racing's image, and strong competition for the wagered dollar from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states. (See Item 1D, "Competition and Marketing").

2001 VERSUS 2000

      Total operating revenue including parimutuel commissions declined by 4% or approximately $ 700,000 as compared to 2000. Total handle in 2001 was $103 million as compared to $113 million in 2000. Live-on track handle decreased by $3 million or 13% in 2001 as compared to 2000, while live-simulcast handle decreased by $6 million or 15%. Guest-simulcast handle decreased by approximately $1.0 million or 2% in 2001 as compared to 2000.

      Wonderland had seventeen (17) fewer live racing performances in 2001 as compared to 2000, with a 7% decrease in attendance between 2001 and 2000.

      Concessions revenue decreased slightly to $1.5 million in 2001 from $1.6 million in 2000. Concessions revenue consists of food, beverage, program sales, and advertising income.

      Other operating revenue remained essentially unchanged compared to 2000. Revenue for 2001 includes $224,000 deposited into each of the Greyhound Promotional Trust Fund and the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland. These funds are maintained through remittance by Wonderland of a percentage of the handle that is retained by Wonderland after payment to bettors. Reimbursement is periodically approved by The Commonwealth of Massachusetts to the extent that the trust fund balance equals or exceeds the reimbursements for which the Company applied.

2000 VERSUS 1999

      Total operating revenue and parimutuel commissions remained unchanged as compared to 1999. Total handle in 2000 was $113 million as compared to $115 million in 1999. Live-on track handle decreased by $2 million or 9% in 2000 as compared to 1999, while live-simulcast handle decreased by $2 million or 4%. Guest-simulcast handle increased by approximately $2 million or 3% in 2000 as compared to 1999.

      Commission revenue was negatively impacted by a decline in live-on track and guest-simulcast handle. Wonderland had ten (10) fewer live racing performances in 2000 as compared to 1999, with a 10% decrease in attendance between 2000 and 1999.

      Concessions revenue increased slightly to $1.6 million from $1.5 million in 2000. Concessions revenue consists of food, beverage, program sales, and advertising income.

      Other operating revenue remained essentially unchanged compared to 1999.

      Revenue for 2000 includes $246,000 deposited into the Greyhound Promotional Trust Fund and $244,000 deposited into the Greyhound Capital Improvements Trust Fund. These funds are dedicated to reimbursement of promotional expenses and capital improvements, respectively, incurred by Wonderland. These funds are maintained through remittance by Wonderland of a percentage of the handle that is retained by Wonderland after payment to bettors. Reimbursement is periodically approved by the Commonwealth to the extent that the trust fund balance equals or exceeds the reimbursements applied for.

OPERATING EXPENSES 2001 VERSUS 2000

      Total operating expenses were $16.4 million and $17.3 million in 2001 and 2000, respectively. Purse expense declined by 7% because of the decline in on-track handle. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of The Commonwealth of Massachusetts based upon on-track handle.

     During 2001, administrative and operating expenses decreased by approximately $668,000 compared to the same period in 2000. When deduction is made for $881,000 of expenditures on the ballot initiative during 2000, baseline administrative and operating expenses show an increase of $213,000. This increase is primarily attributable to insurance and utility costs. (See Item
1E, "Government Regulation").

OPERATING EXPENSES 2000 VERSUS 1999

      Total operating expenses were $17.3 million and $16.9 million in 2000 and 1999, respectively. Purse expense declined by 4% because of the decline in on-track handle. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of The Commonwealth of Massachusetts based upon on-track handle.

      During 2000, administrative and operating expenses increased by approximately $626,000 compared to the same period in 1999. When deduction is made for $881,000 of spending on the ballot initiative, baseline administrative and operating expenses show a decrease of $255,000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased in 2001 as compared to 2000 by approximately $12,000 and decreased by approximately $61,000 in 2000 from 1999. The Company continues to replace capital items as they become obsolete.

INTEREST EXPENSE

     During 2001, interest expense increased by approximately $54,000 as compared to 2000. The increase was the result of interest accrued on a litigation settlement with a totalisator vendor whose amount became known at the end of 2000. During 2000, interest expenses decreased by approximately $38,000 as compared to 1999.

OTHER INCOME (EXPENSE)

     During 2001, the Company realized $1,058,007 in income from a change in accounting estimate related to a long-term liability. In the event that the Company had not realized this $1,058,007, its income from continuing operations would have been $18,000 in 2001.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes is less than the statutory federal tax rate of 34% during 2001, 2000, and 1999 primarily due to the utilization of available net operating loss carryforwards for which the related deferred tax asset has been fully reserved. The provision for taxes of $46,000 in 2001, $94,000 in 2000, and $91,000 in 1999 consists of the Federal alternative minimum tax and state income taxes.

DISCONTINUED OPERATIONS

     Foxboro Park, Inc. ("Foxboro", which term as used herein includes its wholly-owned subsidiaries) conducted seasonal live harness racing generally two
(2) evenings and two (2) matinees per week, while simulcasting afternoons and evenings through July 1997. (See Item 3, "Legal Proceedings"; and Notes 3 and 5 of Notes to Consolidated Financial Statements). In 2001 and 2000, the Company recognized gains of $351,000 and $353,000 resulting from the reduction of liabilities related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's unrestricted cash and cash equivalents totaled approximately $12,000 at December 31, 2001, compared with approximately $141,000 at December 31, 2000. The Company generated a cash deficit from operations of approximately $144,000 in 2001 as compared to a deficit of $593,000 in 2000. Non-cash items included in the Company's net income in 2001 consists of depreciation and amortization expense of approximately $536,000, income of $1,058,000 recognized as a result of a change in accounting estimate stemming from a long-term liability and gain of $351,000 from the reduction of a liability related to discontinued operations.

     Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $578,000 of cash in 2001. Net cash used in investing activities in 2001 is comprised of additions to property, plant and equipment of approximately $121,000. Financing activities in 2001 include principal payments of debt of $295,000, and proceeds of notes receivable from officers of $430,000.

     In 2001, management implemented a number of revenue enhancing and cost reduction programs in order to bring the Company's expense structure in line with the reduced revenue levels it had been achieving. As a result of the implementation of these programs, together with revenue which the Company believes that it will generate from the recently adopted simulcast broadcasting legislation (see Item 1, "Outlook") and new ancilliary entertainment operations, the Company expects to fund any capital expenditures in 2002 from internally generated cash and believes that cash flow from operations in 2002 will be sufficient to cover its operating obligations. In addition, the Company is currently attempting to refinance its current credit facility in part to increase its overall working capital.

RACING SUBSIDIARY

     In order to meet the requirements for renewal of racing licenses in 2003, the Company's racing subsidiary must demonstrate that among other criteria, it is a financially stable entity, capable of disposing of its obligations on an annual basis. Although management is optimistic that it will be able to demonstrate sufficient financial stability in the application for a 2003 racing license, the Company cannot assure you that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland.

     In the event that the Company is not successful in obtaining a year 2003 racing license, the adverse impact on the Company's financial results and position would be material.


OUTLOOK

     During 2001, the Company and the owners of other area racetracks worked to enact legislation which would permit the Company and the other greyhound track to continue to provide simulcast broadcasting of thoroughbred racing on a much more frequent basis, as well as providing for a decrease in the pari-mutuel taxes paid to the Commonwealth and that the funds available from the pari-mutuel tax decrease be made available for increases in purses and the Greyhound Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund and the implementation of an off-track betting system.

     On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this new statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. The new legislation also provides that the Company is required to pay premiums for the right to simulcast out-of-state thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two (2) commercial horse racetracks. In addition to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool", which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse accounts of the individual racetracks responsible for such unclaimed wagers. During 2001, the Company received a one-time grant of $300,035 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the new statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

     Despite the enactment of this legislation and the potential for increases in cash flow from such legislation, management does not believe that this new legislation in its current state will materially benefit the Company's overall racing operations.

     Management has worked diligently over the last several years in attempting to convince the Governor and the Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2001 and no gaming legislation is currently anticipated in 2002. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

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

CRITICAL ACCOUNTING POLICIES

     In accordance with the U.S. Securities and Exchange Commission Release Nos. 33-8040, 34-45149 and FR-60, the Company's Critical Accounting Policies are as follows:

     ESCROWED CASH

     Escrowed cash is related to the operations of Wonderland and includes amounts held by The Commonwealth of Massachusetts in trust funds (for capital improvements and advertising/promotion). Wonderland funds these costs and requests reimbursements from the trust funds. Wonderland is reimbursed upon approval by the Commonwealth.

     REVENUE RECOGNITION

     The Company's annual revenues are mainly derived from the net commission that it receives from wagers made by patrons during its live-on track racing performances, live and guest-simulcast racing performances and from admission and concession charges at such performances. Inter-track receivables and payables are dependent on the accuracy of an independent totalistar vendor. This vendor's system has been independently reviewed and deemed reliable.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates that could impact on the Company's results of operations include those relating to settlement of liabilities related to discontinued operations, contractual obligations and other accrued expenses. Actual results could differ from those estimates.


NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

     The Company does not have any goodwill nor has it acquired other intangible assets. Accordingly, the Company does not expect adoption of these new standards to affect its financial statements as they relate to previous transactions.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs or fair values less costs to sell. The Company expects to adopt SFAS 144 in the first quarter of fiscal year 2002 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

      Certain statements contained throughout this annual report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, AND (III) THE STATEMENTS CONTAINED IN THIS ITEM.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has no material exposure to market risk that could affect its future results of operations and financial condition. Risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may impair our business. The Company does not use derivative products and does not have any material unhedged monetary assets. (See Item 7, "Liquidity and Capital Resources").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                            PAGE
REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS                              15

CONSOLIDATED BALANCE SHEETS                                              16-17

CONSOLIDATED STATEMENTS OF OPERATIONS                                    18

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)                 19

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               21

REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries
Revere, Massachusetts


We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                BDO SEIDMAN, LLP

Boston, Massachusetts
February 9, 2002

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                             2001              2000
                                                         ------------------------------
ASSETS


Current assets:
  Cash and cash equivalents                              $     12,355      $    141,310
  Restricted cash                                             345,294           355,615
  Escrowed cash                                               180,608            80,041
  Accounts receivable                                          42,825            88,206
  Notes receivable from officers, short-
   term portion (Note 11)                                     468,939           431,136
  Prepaid expenses and other current
   assets                                                     136,730           108,370
                                                         ------------------------------
Total current assets                                        1,186,751         1,204,678
                                                         ------------------------------

Property, plant and equipment (Note 2):
  Land                                                        348,066           348,066
  Building and building improvements                       18,663,406        18,593,939
  Machinery and equipment                                   4,697,751         4,615,432
                                                         ------------------------------
                                                           23,709,223        23,557,437

  Less accumulated depreciation and
   amortization                                           (18,942,335)      (18,443,132)
                                                         ------------------------------
  Net property, plant and equipment                         4,766,888         5,114,305
                                                         ------------------------------

Other assets:
  Deferred financing costs, less accumulated
   amortization of $121,432 and $85,002
   at December 31, 2001 and 2000,
   respectively                                                60,716            97,146
  Notes receivable from officers, long-
   term portion (Note ll)                                     847,593         1,315,208
  Other assets, net                                            51,171            48,871
                                                         ------------------------------
  Total other assets                                          959,480         1,461,225
                                                         ------------------------------

  Total assets                                           $  6,913,119      $  7,780,208
                                                         ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                              DECEMBER 31,
                                                         2001             2000
                                                     ------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and other accrued liabilities
   (Notes 5 and 10)                                  $  1,452,237      $  2,108,881
   Discontinued Operations (Note 3)                            --           351,000
   Outstanding parimutuel tickets                         611,107           635,355
   Currrent maturities of long-term debt (Note 2)         324,525           295,225
                                                     ------------------------------
   Total current liabilities                            2,387,869         3,390,461

Long-term debt, less current maturities (Note 2)
                                                        3,772,186         4,096,172

Accrued executive bonus, long-term portion                 54,352           147,880
Other long-term liabilities (Notes 4 and 8)             1,104,145         1,917,521
                                                     ------------------------------
   Total liabilities                                    7,318,552         9,552,034
                                                     ------------------------------
Commitments and contingencies (Notes 5 and 8)

Stockholders' deficiency (Note 6):
   Common stock, $.01 par value; authorized
     3,000,000 shares; 1,944,409 shares issued             19,444            19,444
   Class B Common stock, $.01 par value; authorized
     1,000,000 shares; 912,615 shares issued                9,126             9,126
   Additional paid-in capital                          13,379,275        13,379,275
   Accumulated deficit                                 (5,593,645)       (7,020,652)
   Other comprehensive loss                              (254,851)         (194,237)
   Cost of 1,593,199 common and 600 Class B
     common shares in treasury                         (7,964,782)       (7,964,782)
                                                     ------------------------------
   Total stockholders' deficiency                        (405,433)       (1,771,826)
                                                     ------------------------------

   Total liabilities and stockholders' deficiency    $  6,913,119       $ 7,780,208
                                                     ==============================


The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended December 31,
                                                                          2001                  2000                1999
                                                                          ----                  ----                ----
 OPERATING REVENUE:
   Pari-mutuel commissions                                            $ 13,496,411         $ 14,215,269         $ 14,202,476
   Concessions and other                                                 1,490,150            1,565,250            1,511,922
   Other                                                                 1,996,224            1,890,289            1,830,984
                                                                      ------------         ------------         ------------
 Total operating revenue                                                16,982,785           17,670,808           17,545,382
                                                                      ------------         ------------         ------------


 Operating expenses:
    Wages, taxes and benefits                                            6,394,118            6,302,820            6,344,951
    Purses                                                               3,807,916            4,108,685            4,301,987
    Cost of food and beverage                                              437,421              461,648              464,267
    Administrative and operating                                         5,208,220            5,876,152            5,250,234
    Depreciation and amortization                                          535,633              523,545              584,273
                                                                      ------------         ------------         ------------
 Total operating expenses                                               16,383,308           17,272,850           16,945,712
                                                                      ------------         ------------         ------------
 Income from operations                                                    599,477              397,958              599,670
                                                                      ------------         ------------         ------------

 Other income (expense):
    Interest expense, net                                                 (514,632)            (461,078)            (499,264)
    Loss on sale of investment (Note 9)                                         --                   --           (1,809,108)
    Other income (expense), net (Note 11)                                  (20,459)            (692,740)               2,900
    Change in accounting estimate (Note 12)                              1,058,007                   --                   --
                                                                      ------------         ------------         ------------
       Total other income (expense)                                        522,916           (1,153,818)          (2,305,472)
                                                                      ------------         ------------         ------------
 Income (loss) from operations before
  provision for income taxes                                             1,122,393             (755,860)          (1,705,802)
 Provision for income taxes (Note 7)                                        46,386               93,605               90,600
                                                                      ------------         ------------         ------------
 Income (loss) from continuing operations                                1,076,007             (849,465)          (1,796,402)

 Gain from discontinued harness racing
 subsidiary (Note 3)                                                       351,000              353,420                   --
                                                                      ------------         ------------         ------------
  Net income (loss)                                                   $  1,427,007         $   (496,045)        $ (1,796,402)
                                                                      ============         ============         ============

 Basic and diluted per share data:
   Income (loss) from continuing operations                           $       0.85         $      (0.67)        $      (1.42)
   Income from discontinued operations                                        0.28                 0.28                   --
                                                                      ------------         ------------         ------------
     Net income (loss)                                                $       1.13         $      (0.39)        $      (1.42)
                                                                      ============         ============         ============
 Basic and diluted weighted average common shares outstanding            1,263,225            1,263,225            1,263,225
                                                                      ============         ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                         Common              Class B            Additional           Accumulated
                                          Stock           Common Stock        Paid-In Capital          Deficit
                                          -----           ------------        ---------------          -------
Balance December 31, 1998             $     19,444        $      9,126         $ 13,379,275         $ (4,728,205)
Comprehensive income (loss):
  Net loss                                      --                  --                   --           (1,796,402)
  Pension liability adjustment                  --                  --                   --                   --
Total comprehensive income (loss)               --                  --                   --                   --
                                      ------------        ------------         ------------         ------------
Balance December 31, 1999                   19,444               9,126           13,379,275           (6,524,607)

Comprehensive income (loss):
  Net loss                                      --                  --                   --             (496,045)
  Pension liability adjustment                  --                  --                   --                   --
Total comprehensive income (loss)               --                  --                   --                   --
                                      ------------        ------------         ------------         ------------
Balance December 31, 2000                   19,444               9,126           13,379,275           (7,020,652)
Comprehensive income (loss):
  Net income                                    --                  --                   --            1,427,007
  Pension liability adjustment                  --                  --                   --                   --
Total comprehensive income (loss)               --                  --                   --                   --
                                      ------------        ------------         ------------         ------------
Balance December 31, 2001             $     19,444        $      9,126         $ 13,379,275         $ (5,593,645)
                                      ============        ============         ============         ============

                                                                                                       Total
                                                              Other                                 Stockholders'
                                                          Comprehensive           Treasury             Equity
                                                              Loss                 Stock            (Deficiency)
                                                          -------------           --------          ------------
Balance December 31, 1998                                 $   (249,404)        $ (7,964,782)        $    465,454
Comprehensive income (loss):
  Net loss                                                          --                   --                   --
  Pension liability adjustment                                  71,514                   --                   --
Total comprehensive income (loss)                                   --                   --           (1,724,888)
                                                          ------------         ------------         ------------
Balance December 31, 1999                                     (177,890)          (7,964,782)          (1,259,434)
Comprehensive income (loss):
  Net loss                                                          --                   --                   --
  Pension liability adjustment                                 (16,347)                  --                   --
Total comprehensive income (loss)                                   --                   --             (512,392)
                                                          ------------         ------------         ------------
Balance December 31, 2000                                     (194,237)          (7,964,782)          (1,771,826)
Comprehensive income (loss):
  Net income                                                        --                   --                   --
  Pension liability adjustment                                 (60,614)                  --                   --
Total comprehensive income (loss)                                   --                   --            1,366,393
                                                          ------------         ------------         ------------
Balance December 31, 2001                                 $   (254,851)        $ (7,964,782)        $   (405,433)
                                                          ============         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                      2001                2000               1999
                                                                      ----                ----               ----
Cash Flows from Operating Activities
Net income (loss)                                                $ 1,427,007          $ (496,045)        $(1,796,402)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
     Gain from discontinued harness
     racing subsidiary                                              (351,000)           (353,420)                 --
     Depreciation and amortization                                   535,633             523,545             584,273
     Change in accounting estimate                                (1,058,007)                 --                  --
     Loss on sale of investment in subsidiary                             --                  --           1,809,108
     Minimum pension liability adjustment                            (60,614)            (16,347)             71,514

     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                         10,321             286,178            (556,035)
       Decrease (increase) in escrowed cash                         (100,567)             20,469             (16,216)
       Decrease (increase) in accounts receivable                     45,381             (47,334)            (76,217)
       Decrease (increase) in prepaid expenses and other
       current assets                                                (28,360)              1,620              58,974
       Decrease (increase) in other assets, net                       (2,300)              9,970                  --
       Increase (decrease) in accounts payable and other
       accrued liabilities                                          (687,901)            129,405             (58,444)
       Increase (decrease) in outstanding parimutuel
       tickets                                                       (24,248)             (3,105)             16,013
       Increase (decrease) in accrued executive bonus
       long-term portion                                             (93,528)           (287,935)              2,592
       Increase (decrease) in other long term liabilities            244,631            (359,718)           (436,106)
                                                                 -----------         -----------         -----------

        Total adjustments                                         (1,570,559)            (96,672)          1,399,456
                                                                 -----------         -----------         -----------
            Net cash used in operating activities                   (143,552)           (592,717)           (396,946)
                                                                 -----------         -----------         -----------

Cash flows from investing activities:
      Issuance of promissory notes receivable                             --                  --          (2,703,108)
      Additions to property, plant and equipment                    (120,529)            (88,027)           (128,129)
      Proceeds of sale of investment in subsidiary                        --                  --           2,703,108
                                                                 -----------         -----------         -----------
         Net cash used in investing activities                      (120,529)            (88,027)           (128,129)
                                                                 -----------         -----------         -----------
Cash flows from financing activities:
     Proceeds from short-term debt                                        --             338,000                  --
     Repayments of short-term debt                                        --            (338,000)                 --
     Principal payments of debt                                     (294,686)           (273,080)           (267,033)
     Decrease in notes receivable, officers                          429,812             752,025             946,755
                                                                 -----------         -----------         -----------
        Net cash provided by financing activities                    135,126             478,945             679,722
                                                                 -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                (128,955)           (201,799)            154,647
Cash and cash equivalents, beginning of year                         141,310             343,109             188,462
                                                                 -----------         -----------         -----------
Cash and cash equivalents, end of year                           $    12,355         $   141,310         $   343,109
                                                                 ===========         ===========         ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                         $   427,060         $   458,312         $   463,396
                                                                 ===========         ===========         ===========
Income taxes                                                     $    48,765         $   230,379         $    71,626
                                                                 ===========         ===========         ===========

Non-cash investing activities:

During 1999 the Company sold an investment in a subsidiary for $4,040,706, of which $1,337,598 was a cancellation of a note payable and related accrued interest (See Note 9).

The Company recorded capital lease obligations of $31,257 and $27,831 in 2001 and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS

         The Company operates primarily in one business segment through its pari-mutuel racing subsidiary. Wonderland Greyhound Park, Inc. ("Wonderland" or "Wonderland Park") is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutuel harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997. The Company's Foxboro harness racing operations were discontinued during 1997.

         The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 2001 was approximately 871 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

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

RESTRICTED CASH

         Restricted cash is related to funds dedicated to payment of the Company's liability for outstanding pari-mutuel tickets. Unclaimed winnings from pari-mutuel wagering are held by Wonderland until they become payable to the Commonwealth by the operation of unclaimed property statutes.

ESCROWED CASH

         Escrowed cash is related to the operations of Wonderland and includes amounts held by The Commonwealth of Massachusetts in trust funds (for capital improvements and advertising/promotion). Wonderland funds these costs and requests reimbursement from the trust funds. Wonderland is reimbursed upon approval by the Commonwealth.

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

         Depreciation and amortization expense (excluding amortization of deferred charges) of approximately $500,000, $487,000, and $548,000 was recorded for the years ended December 31, 2001, 2000, and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 2001 and 2000, the following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate. The carrying amount of cash equivalents approximates the fair value due to their short-term maturity. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

REVENUE RECOGNITION

         The Company's annual revenues are mainly derived from the net commission that it receives from wagers made by patrons during its live-on track racing performances, live and guest simulcast racing performances and from admission and concession charges at such performances. Inter-track receivables and payables are dependent on the accuracy of an independent totalistor vendor. This vendor's system has been independently reviewed and deemed reliable.

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

INCOME (LOSS) PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, issued by the Financial Accounting Standards Board. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. In 2001, the Company had net income, however, stock options were excluded from the computation of diluted shares because their exercise prices were above the average market price of the common shares. The Company's stock options did not have a dilutive effect in 2000 or 1999 since the Company incurred a net loss (See Note 6).

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

ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense was approximately $181,000, $128,000, and $99,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

     The Company does not have any goodwill nor has it acquired other intangible assets. Accordingly, the Company does not expect adoption of these new standards to affect its financial statements as they relate to previous transactions.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs or fair values less costs to sell. The Company expects to adopt SFSAS No. 144 in the first quarter of fiscal year 2002 and is currently reviewing the effects of adopting SFSAS No. 144 on its financial position and results of operations.

2. LONG TERM DEBT

                                                                              31-Dec-01         31-Dec-00
                                                                              ---------         ---------
9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.                                                   $4,096,711        $4,391,397
Less:
      Current maturities                                                        324,525           295,225
                                                                             ----------        ----------
Long - term portion                                                          $3,772,186        $4,096,172
                                                                             ==========        ==========


         The final payment on the loan is to be made on July 1, 2003 in the amount of $3,568,204. The Company is currently negotiating a refinancing of its loan.

         The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

3. DISCONTINUED OPERATIONS

         In 1996, litigation ensued between Foxboro Realty Associates, LLC, et al. and the Company, its subsidiary Foxboro Park, Inc., et al., over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. As a result the Company discontinued its harness racing operations. In the fourth quarter of 2001 and 2000, the Company recognized a gain of $351,000 and $353,420, respectively, resulting from the reduction of liabilities related to discontinued operations. As of December 31, 2001, there are no remaining liabilities related to discontinued operations.

4. OTHER LONG-TERM LIABILITIES

         Other long-term liabilities include approximately $469,000 and $417,000 at December 31, 2001 and 2000, respectively, of fees owed to a law firm primarily related to litigation in prior years. Such outstanding amounts are currently payable at $1,000 per week. Current maturities of $52,000 are included in accounts payable and accrued liabilities.

     Also included in other long-term liabilities at December 31, 2001 is approximately $274,000 for a settlement of liability to a former vendor. The outstanding amount is currently payable in weekly installments. Current maturities related to the vendor settlement of approximately $265,000 are included in accounts payable and accrued liabilities at December 31, 2001. The remaining balance consists of deferred compensation and deferred pension payable of $103,999 and $257,146 for 2001, respectively and $111,908 and $302,560 for
2000, respectively.

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

RACING LICENSE

        In order to meet the requirements for renewal of racing licenses, Wonderland must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of its obligations on a timely basis. The racing license has been granted for the 2002 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2003 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2003 racing license, the adverse impact on the Company would be material.

LEASE COMMITMENT

     Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $342,000, $292,000, and $403,000 in 2001, 2000,
and 1999, respectively. Future minimum payments are due at amounts calculated as a percentage of the Company's total handle amounts. The Company is also liable for numerous operating leases for automobiles and other equipment. The future minimum lease commitments relating to noncancelable operating leases as of December 31, 2001 are immaterial.

        In 2001 and 2000, the Company entered into capital leases for various operating equipment items.

        As of December 31, 2001, future minimum lease payments under capital leases were as follows:

Year ended December 31,
-----------------------
  2002                                        $25,809
  2003                                         21,819
  2004                                         18,176
  2005                                          3,146
                                              -------
   Total maximum lease payments                68,950
   Amount representing interest @ 9.8%         (8,969)
                                              -------
  Present value of minimum lease payments     $59,981
                                              =======

  Current portion of lease payments           $20,847
  Long-term portion of lease payments          39,134
                                              -------
                                              $59,981
                                              =======

LITIGATION

         The Company is subject to various legal proceedings that arise in the ordinary course of its business.

         In 1996 litigation ensued between Foxboro Realty Associates, LLC, et al. and the Company, its subsidiary Foxboro Park, Inc., et al. in Norfolk Superior Court in Massachusetts, over Foxboro Park's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro Park was Evicted from the racetrack on July 31, 1997. The parties appealed to the Massachusetts Appeals Court on January 27, 1998.

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


         In January 2001, the Company lost at arbitration a claim brought against it by a former totalisator vendor. The judgement amount was $468,000. This amount has been recorded in "Other income (expense), net" as of the fourth quarter of 2000 and fully accrued in current liabilities. As of December 31, 2001, the judgement amount, plus accrued interest thereon, totalled approximately $538,000. The arbitrator's decision was appealed to the United States Federal District Court in Massachusetts and overturned. The former vendor appealed the District Court decision to the United States Federal Circuit Court of Appeals, that upheld the arbitrator's original decision. The case was returned to the United States Federal District Court where a judgement was entered. The parties have negotiated a settlement agreement which provides for an aggregate payment in the amount of $603,534 to be paid by the Company in weekly installments ranging from $1,374 to $2,000, with the remaining balance due and payable on April 1, 2003.

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

         In October 1995, the Board of Directors approved and ratified the granting of non-qualified stock options. These options were granted to the Directors of the Company to purchase shares of common stock at an option price equal to the fair market value of the Company's common stock at the date the options were granted. The stock options vested over five years and have a life of ten years. The Company's stock options activity is summarized as follows:

                                            Number        Exercise
                                           of Shares        Price
                                           ---------        -----
Balance, December 31, 1998                  288,834         $3.00
Terminated                                   (5,000)         3.00
                                            -------
Balance, December 31, 1999                  283,834          3.00
Terminated                                  (26,334)         3.00
                                            -------         -----
Balance,December 31, 2000 and 2001          257,500          3.00
                                            =======         =====



         The Company's total stock options outstanding of 257,500 at December 31, 2001 expire as follows: 165,000 in October 2002, 50,000 in October 2005, and 42,500 in November 2007.

         The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options using the Black-Scholes option pricing model prescribed by SFAS No. 123 for December 31, 2000 and 1999. The stock options were fully vested as of December 31, 2001.

         The assumptions used and the weighted average information for the years ended December 31, 2000 and 1999 are as follows:

Risk-free interest rates                         7.5%
Expected dividend yield                          2.5%
Expected lives                              10 years
Expected volatility                               45%
Weighted average fair value of
  options on date of grant                     $5.18
Weighted-average exercise price                $3.00
Weighed-average remaining

  contractual life of options
  outstanding                                9 years

The effect of applying SFAS No. 123 for the years ended December 31, 2000 and 1999, is as follows:

                                                                         2000                1999
                                                                         ----                ----
Net income (loss)                                As reported          $(496,045)         $(1,796,402)
                                                 Pro forma            $(538,740)         $(1,839,097)

Net income (loss) per basic share                As reported          $   (0.39)         $     (1.42)
                                                 Pro forma            $   (0.43)         $     (1.46)

Net income (loss) per diluted share              As reported              (0.39)         $     (1.42)
                                                 Pro forma            $   (0.43)         $     (1.46)

7. INCOME TAXES

        The Company's provision for income taxes for the years ended December 31, 2001, and 2000 represents state income taxes. The provision for year ended 1999 represents alternative minimum federal taxes and state taxes.

         The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes, as follows:

For the year ended                               2001             2000              1999
------------------                               ----             ----              ----
Statutory federal income tax rate                34.0%           (34.0)%          (34.0)%
(Increase) decrease in deferred tax                --             34.0             34.0
Valuation allowance
  Non-taxable change in estimate                (34.0)              --               --
  State income taxes                              4.1             12.3              0.5
  Alternative minimum tax                          --               --              4.8
  Utilization of carry forward losses              --               --               --
                                                 ----             ----             ----
Income tax rate                                   4.1%            12.3%             5.3%
                                                 ====             ====             ====


The tax effects of the significant temporary differences which comprise the Deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                     2001                      2000
                                                     ----                      ----
DEFERRED TAX ASSETS                                         (in thousands)
Net operating loss carryforwards                     $ 2,242                 $  2,308
Fixed assets                                             456                 $    526
Deferred compensation                                     44                 $     47
Miscellaneous operating reserves                         416                 $    184
Deferred pension                                           1                 $     43
Capitalized expenses                                      22                 $     20
                                                     -------                  -------
Gross deferred assets                                  3,181                 $  3,128
Less valuation allowance                              (3,181)                $ (3,128)
                                                     -------                 --------
Net deferred assets                                  $    --                 $     --
                                                     =======                 ========

         The Company's net operating loss carryforwards begin expiring as of December 31, 2008. The net operating loss carryforwards, amounting to $5.61 million, expire as follows (in thousands) $1,480 in 2008, $43 in 2010, $437 in 2011, $3,546 in 2012 and $104 in 2013. The Company has fully reserved for all net deferred tax assets as future realization of these assets is not presently determinable.

8. PENSION PLANS AND RETIREMENT BENEFITS

         The Company contributed $93,033, $44,247, and $80,778 in 2001, 2000, and 1999, respectively, to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees and one for non-union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $104,962, $123,170, and $153,643 in 2001, 2000, and 1999,
respectively. Benefits under the plan are provided by a group annuity contract purchased from an insurance carrier. The expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 2001 and 2000:

                                                            2001            2000
                                                            ----            ----
Actuarial present value of benefit obligation:
Accumulated benefit obligation, including
vested benefits of $1,205,017 and $1,264,282 for
2001 and 2000, respectively.                           $(1,239,862)    $ (1,302,656)
                                                       ===========     ============


Projected benefit obligation                           $(1,239,862)    $ (1,302,656)
Plan assets at fair value                                  982,716        1,000,096
Unrecognized losses                                       (254,852)        (194,238)
Adjustment for minimum liability                           254,852          194,238
                                                       -----------     ------------
Adjusted accrued pension cost (included in
other long term liabilities                            $  (257,146)    $   (302,560)
                                                       ===========     ============


Net periodic pension cost included the following components:

                                                                   For the years ended December 31:
                                                                2001             2000              1999
                                                                ----             ----              ----
Service cost- benefits earned during the period              $     --         $      --        $       --

Interest cost on projected benefit obligation                  85,485            95,619            91,557

Actual return on plan assets                                   52,952            (8,392)          (95,989)

Net gain (loss) during the year, deferred for later
recognition                                                  (139,503)          (69,024)           37,361
                                                             --------         ---------        ----------
Net periodic pension cost (benefit)                          $ (1,066)        $  18,203        $   32,929
                                                             ========         =========        ==========

         Assumptions used in accounting for the above pension information included a discount rate of 7.25% for the years ended December 31, 2001 and 2000, and an expected long-term rate of return of 8.5% for all years presented.

         The following tables set forth pension obligations and plan assets as of December 31, 2001 and 2000:

Change in benefit obligation:

                                                 2001               2000
                                                 ----               ----
Benefit obligation as of January 1          $ 1,302,656         $  1,348,085
Interest cost                                    85,485               95,619
Actuarial gain                                  (78,889)             (56,333)
Benefits paid                                   (69,390)             (84,715)
                                            -----------         ------------
Benefit obligation as of December 31        $ 1,239,862         $  1,302,656
                                            ===========         ============

Change in plan assets:

Fair value as of January 1                  $ 1,000,096         $    953,249

Actual return on plan assets                    (52,952)               8,392

Company contribution                            104,962              123,170

Benefits paid                                   (69,390)             (84,715)
                                            -----------         ------------
Fair value as of December 31                $   982,716         $  1,000,096
                                            ===========         ============

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

During 1997 the Company established separate 401(k) plans for union and nonunion employees, respectively. The plans are administered by an insurance company. The Company made contributions on behalf of certain union employees based upon a fixed rate and performances worked. The total of these contributions was approximately $71,000, $71,000, and $72,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

         The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment.

         Expense for all retirement plans of the Company for the years ended December 31, 2001, 2000, and 1999 was approximately $269,000, $278,000, and
$279,000, respectively.

9. SALE OF INVESTMENTS

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

         The aggregate purchase price of the stock was $2,703,108. In exchange for the delivery of the shares, Mr. Sarkis delivered a promissory note in the amount of the purchase price and a stock pledge agreement relating to the shares. Under the terms of the note, Mr. Sarkis paid the Company $500,927 on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid August 17, 2001. The remaining outstanding principal balance and all accrued interest is to be paid in two equal installments of principal on December 16, 2002 and December 16, 2003. The balance outstanding under the note was $910,004 at December 31, 2001.

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of December 31, 2001 and 2000 consisted of the following:

                                    2001                 2000
                                    ----                 ----
Other accrued liabilities        $  619,709         $ 1,057,775
Accounts payable, trade             738,988             907,333
Accrued executive bonus              93,540             143,773
                                 ----------          -----------
                                 $1,452,237         $ 2,108,881
                                 ==========          ===========

11. TRANSACTIONS WITH OFFICERS, EMPLOYEES AND RELATED PARTIES

     Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation of its services, the Company agreed to a success fee in certain circumstances, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Company's capital stock at $3.00 per share (the "success fee" option). The success fee also stipulated that a principal of such firm, Michael S. Fawcett, who was at the time a Director of the Company, would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee options are granted and subsequently exercised.

     In May 1994, the Company purchased all restaurant and concession operations at Wonderland from Back Bay Restaurant Group for a sales price of $770,000. Included in the term note of $970,000 were additional amounts owed to Back Bay Restaurant Group for costs incurred under a Cross Indemnification Agreement amounting to $200,000, and interest expense of approximately $58,000 for the year ended December 31, 1999. This note was cancelled during 1999 in conjunction with the stock repurchase agreement entered into with Back Bay Restaurant Group.

     Upon the sale of Back Bay Restaurant Group common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid August 17, 2001. The remaining outstanding principal and accrued interest is payable in two equal annual installments due on December 16, 2002 through December 16, 2003. The balance outstanding under the note was $910,004 at December 31, 2001.


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

     At December 31, 2001, there were loans outstanding to officers/ stockholders including interest, of $1,316,532. The loans were restructured in 1999 to be payable over five years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amount of $178,350 and $910,004 are due from Charles Sarkis and $228,178 is due from Richard P. Dalton, the Company's President and Chief Executive Officer. The $228,178 balance due was originally recorded as a note receivable at December 31, 1998. The accrued bonus due to Mr. Sarkis of $93,540 at December 31, 2001 will be used to repay the outstanding notes receivable balance as it becomes due. The current portion of these bonus amounts are classified in accounts payable and other accrued liabilities at December 31, 2001.

     In August 2000, animal rights activists were able to obtain the necessary number of signatures in order to place on the November 2000 State ballot a binding initiative petition to ban all wagering on dog racing within Massachusetts effective June 1, 2001. The Company expended approximately $881,000 on the campaign to defeat the ballot initiative through December 31, 2000. The campaign to defeat the ballot initiative was conducted jointly with the dog track in Raynham, Massachusetts through a Ballot Question Committee established in accordance with the campaign finance laws of Massachusetts. The Company's President and Chief Executive Officer, Richard P. Dalton, served as the chairman of this Ballot Question Committee. These funds were used primarily for the acquisition of media time and the development and implementation of a media campaign to promote the industry point of view.

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

12. CHANGE IN ACCOUNTING ESTIMATE

     In 2001 Westwood recognized $1,058,000 of non-operating income as the result of a change in accounting estimate on a prior years long-term liability.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for 2001 and 2000 (in thousands, except per share amounts):

                                      1st        2nd       3rd        4th
                                    ---------------------------------------

2001
Revenues                             $4,116     $4,545    $4,243    $4,079
Operating income                         91         42       166       300
Net income (loss)                       (25)      (175)    1,112       515
Basic net income (loss)
  per share                          $(0.02)    $(0.14)   $ 0.88    $ 0.41

Dilutive net income (loss)
  per share                          $(0.02)    $(0.14)   $ 0.87    $ 0.40

2000
Revenues                             $4,239     $4,722    $4,636    $4,074
Operating income (loss)                 787        423      (478)     (334)
Net income (loss)                       576        268      (670)     (670)
Basic and dilutive net
 income (loss) per share             $ 0.46     $ 0.21    $(0.53)   $(0.53)

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

NAME                  AGE   SINCE   POSITION

Charles F. Sarkis     62    1978    Chairman of the Board
Richard P. Dalton     54    1978    President, Chief Executive Officer, Director
Paul J. DiMare        59    1987    Director


CHARLES F. SARKIS has served as Chairman of the Board since 1978. He was Chief Executive Officer of the Company from 1978 to 1992 and President from 1984 to 1992. He has been Chairman of the Board, President and Chief Executive Officer of Back Bay Restaurant Group, Inc. (a restaurant holding company), formerly a wholly-owned subsidiary of the Company, for more than six (6) years. He also has been Chief Executive Officer of Sarkis Management Corporation (restaurant management) for more than six (6) years.

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

PAUL J. DIMARE has been President of DiMare Homestead, Inc. (agricultural processing and packaging) and DiMare Management Corp. (agricultural management and marketing) for over six (6) years. He also is a director of First National Bank of Homestead, Florida.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three (3) years ended December 31, 2001, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.


                                                  OTHER       RESTRICTED STOCK                              ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY     ANNUAL BONUS    COMPENSATION     OPTIONS/AWARDS  LTIP SARS   PAYOUTS    COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
Charles F. Sarkis
Chairman of the Board         2001   $250,000         -              -                  -             -          -           -
                              2000   $250,000         -              -                  -             -          -           -
                              1999   $250,000         -              -                  -             -          -           -

Richard P. Dalton
President and Chief
  Executive Officer           2001   $205,000         -              -                  -             -          -           -
                              2000   $205,000         -              -                  -             -          -           -
                              1999   $205,000         -              -                  -             -          -           -


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During the year ended December 31, 2001, Messrs. Charles F. Sarkis and Richard P. Dalton served as executive officers of the Company and as members of the Board of Directors of the Company which performs the functions of a compensation committee.


REMUNERATION OF DIRECTORS. The Company pays to each nonemployee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Committee meeting attended.

COMPENSATION PLAN. The Company has adopted an executive compensation plan. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus of up to 5% of income before income taxes will be available to reward an employee's individual performance. Based on the Company's cash flow condition, no bonuses were granted during the 2001 fiscal year. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors. In addition, a special transaction bonus is available in the event the Chairman initiates and/or negotiates an extraordinary transaction to enhance shareholder value, including a merger, sale, acquisition or joint venture. The transaction bonus is equal to 2% of the value of any such transaction.

STOCK OPTION AGREEMENTS. During 1997, the Company issued to those certain executives, Directors and former Directors non-qualfied stock options to purchase an aggregate of 42,500 shares of the Company's common stock at an exercise price of $3.00 per share. During 1995, the Company awarded those certain executives, Directors and former Directors of the Company, non-qualified stock options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $3.00 per share. During 1992, the Company awarded to those certain executives, Directors and former Directors non-qualified stock options to purchase an aggregate of 165,000 shares of the Company's common stock at an exercise price of $3.00 per share. All such options expire ten (10) years from the date of grant.


AUDIT COMMITTEE. The Board of Directors of the Company performs the functions of an audit committee.

YEAR-END OPTION VALUES

The table below shows year-end option values the total number of unexercised options held at December 31, 2001. There are no unexercised in-the-money options at the fiscal year-end.(1) No options were exercised in the year-ended December 31, 2001.

                    Number of                         Value of
                    Securities                        Unexercised
                    Underlying                        In-the-money
                    Unexercised                       Options
                    Options at Fiscal Year End (#)    At Year End ($) (1)
                    ------------------------------    --------------------------
Name                Exercisable      Unexercisable    Exercisable  Unexercisable
----                -----------      -------------    -----------  -------------



Charles F. Sarkis   95,000            --                  --           --


Richard P. Dalton   40,000            --                  --           --


(1) In-the-Money Options are those where the fair market value of the underlying securities exceeds the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON STOCK

         The following table sets forth certain information, as of March 29, 2002, with respect to the beneficial ownership of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Common Stock. (1) Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

NAME AND ADDRESS OF         AMOUNT AND NATURE OF BENEFICIAL
BENEFICIAL                  OWNER OWNERSHIP                     PERCENT OF CLASS
--------------------------------------------------------------------------------
Directors and Officers:
Richard P. Dalton                 52,350(2)                          13.38%
The Westwood Group, Inc.
190 VFW Parkway
Revere, MA 02151

Paul J. DiMare                   143,300(3)                          36.63%
P.O. Box 900460
Homestead, FL 33090


Charles F. Sarkis                906,866(5)                          72.50%
The Westwood Group, Inc.         -------                             -----
190 VFW Parkway
Revere, MA 02151

All Directors and
Officers as a
group (three (3) persons)      1,102,516(6)                          82.84%
                               =========                             =====

Holders of more than 5%, not included above

DiMare Homestead, Inc.            92,500(7)                          27.00%
Michael S. Fawcett                25,600(8)                           7.00%
Joseph J. O'Donnell               47,669(9)                          12.90%
Pauline F. Evans                  26,122(10)                          7.60%
Patricia F. Harris                16,350(11)                          5.80%
A. Paul Sarkis                    48,609(4)                          12.40%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). For purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within sixty (60) days, including by conversion of such stockholder's shares of Class B Common Stock into shares of Common Stock or by exercise of options. For purposes of this table, any shares of Common Stock not outstanding which are subject to such a right, or conversion privileges, are deemed to be outstanding for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group.

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

(5) Consists of 820,725 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis, 7,250 shares of Common Stock, as well as presently exercisable options to purchase 95,000 shares. (See footnote (2) to the table below showing beneficial ownership of Class B Common Stock.)

(6) Includes presently exercisable options to purchase 175,000 shares and 804,616 shares issuable upon conversion of shares of Class B Common Stock, held by all directors and officers as a group.

(7)  See Footnote (3).

(8) Includes presently exercisable options to purchase 25,000 shares. Mr. Fawcett has agreed that under certain circumstances he may forfeit these options. (See Item 13, "Certain Relationships and Related Transactions"). Mr. Fawcett's address is c/o Dorman & Fawcett, P.O. Box 214, Hamilton, Massachusetts 01936.

(9) Includes presently exercisable options to purchase 25,000 shares. Mr. O'Donnell's address is c/o Boston Concessions Group, Inc., 111 6th Street, Cambridge, Massachusetts 02141.

(10) Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida
     33308.

(11) Ms. Harris' address is 10190 Collins Avenue, Bal Harbour, Florida 33154.

(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF CLASS B COMMON STOCK

     The following table sets forth certain information, as of March 29, 2002, with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, and named Executive Officer and by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them.

                                            SHARES OF CLASS B
                                            COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIALLY OWNED(1)      PERCENT OF CLASS
----------------------------------------------------------------------------------------
Charles F. Sarkis                               820,725(2)                 90.00%
Back Bay Restaurant Group, Inc.
284 Newbury St
Boston, MA 02116

Richard P. Dalton                                     0                     0.00%
The Westwood Group, Inc.
190 VFW Parkway
Revere, MA 02151

Paul J. DiMare                                        0                     0.00%
P.O. Box 900460
Homestead, FL 33090
                                                --------------------------------
All Directors and Officers as a Group           820,725(2)                 90.00%
(three persons)                                 =======                    =====


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within sixty (60) days.

(2) Includes shares held by Sarkis Management Corporation, which is wholly-owned by Mr. Sarkis, and shares held by one (1) of Mr. Sarkis' adult children who has granted Mr. Sarkis a proxy to vote her shares. Does not include 80,545 shares held by Mr. Sarkis' five (5) other adult children; Mr. Sarkis disclaims beneficial ownership of such shares.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Based solely on the review of Forms 3, 4 and 5 and all amendments thereto furnished to the Company with respect to its most recent fiscal year, it appears that each Director, officer and 10% beneficial owner of Common Stock of the Company complied with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to 1995, the Company engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Company. As compensation for its services, the Company agreed to a success fee under certain circumstances, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Company's capital stock at $3.00 per share (the "success fee" option). The success fee also stipulated that a principal of such firm, Michael S. Fawcett, who was at the time a Director of the Company, would be required to return options to purchase 25,000 shares of the Company's common stock if the success fee options are granted and subsequently exercised.

     In May 1994, the Company purchased all restaurant and concession operations at Wonderland from Back Bay Restaurant Group for a sales price of $770,000. Included in the term note of $970,000 were additional amounts owed to Back Bay Restaurant Group for costs incurred under a Cross Indemnification Agreement amounting to $200,000, and interest expense of approximately $58,000 for the year ended December 31, 1999. This note was cancelled during 1999 in conjunction with the stock repurchase agreement entered into with Back Bay Restaurant Group.

     Upon the sale of Back Bay Restaurant Group common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid August 17, 2001. The remaining outstanding principal and accrued interest is payable in two (2) equal annual installments due on December 16, 2002 through December 16, 2003. The balance outstanding under the note was $910,004 at December 31, 2001.

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

     At December 31, 2001, there were loans outstanding to officers/ stockholders including interest, of $1,316,532. The loans were restructured in 1999 to be payable over five (5) years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amount of $178,350 and $910,004 are due from Charles Sarkis and $228,178 is due from Richard P. Dalton, the Company's President and Chief Executive Officer. The $228,178 balance due was originally recorded as a note receivable at December 31, 1998. The accrued bonus due to Mr. Sarkis of $93,540 at December 31, 2001 will be used to repay the outstanding notes receivable balance as it becomes due. The current portion of these bonus amounts are classified in accounts payable and other accrued liabilities at December 31, 2001.

     In August 2000, animal rights activists were able to obtain the necessary number of signatures in order to place on the November 2000 State ballot a binding initiative petition to ban all wagering on dog racing within Massachusetts effective June 1, 2001. The Company expended approximately $881,000 on the campaign to defeat the ballot initiative through December 31, 2000. The campaign to defeat the ballot initiative was conducted jointly with the dog track in Raynham, Massachusetts through a Ballot Question Committee established in accordance with the campaign finance laws of Massachusetts. The Company's President and Chief Executive Officer, Richard P. Dalton, served as the chairman of this Ballot Question Committee. These funds were used primarily for the acquisition of media time and the development and implementation of a media campaign to promote the industry point of view.

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

   4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust company, as trustee.(3)

10.1 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992.(4)

10.2 Contract dated, November 20, 1992, in connection with services to be provided to the Company by an entity of which a former Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993.(4)

10.3 Collective Bargaining Agreement between the Company and United Food and Commercial Workers' Union, Local 1445 AFL-CIO, CLC, dated June 1, 1993.(5)

10.4 Collective Bargaining Agreement between the Company and Local 25-Teamsters, effective January 1, 1993.(5)

10.5 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 22 - Laborers' International Union, dated July 1, 1993.(6)

10.6 Collective Bargaining Agreement Extension between RFSC, Inc. and Local 26 - Hotel and Restaurant Workers, effective January 1, 1994.(6)

10.7 Settlement Agreement between Wonderland Greyhound Park, Inc. and Local 254 Service Employees International Union, dated September 19, 1994, in connection with a successor collective bargaining agreement.(6)

10.8 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Harness).(8)

10.9 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Thoroughbred).(8)

10.10 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro
Park).(8)

10.11 Form of Executive Non-Qualified Stock Option Agreement.(8)

10.12 Form of Employee Non-Qualified Stock Option Agreement.(8)

10.13 Stock Purchase Agreement, dated as of September 24, 1999, between the Company and Charles Sarkis.(9)

10.14 Stock Repurchase Agreement dated as of September 24, 1999, between the Company and BBRG.(9)

10.15 Term Loan Agreement between Wonderland Greyhound Park, Inc. and Century Bank and Trust Company, dated June 30, 1998. (10)

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

(9) Filed as an exhibit with Form 8-K, as filed by the Company on October 12, 1999 and incorporated herein by reference.

(10) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(b) REPORTS ON 8-K.

None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE WESTWOOD GROUP, INC.


                                    /s/ Charles F. Sarkis
                                    --------------------------------------------
                                    Charles F. Sarkis
                                    Chairman of the Board

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: April 1, 2002                 /s/ Charles F. Sarkis
                                    --------------------------------------------
                                    Charles F. Sarkis
                                    Chairman of the Board



Date: April 1, 2002                 /s/ Richard P. Dalton
                                    --------------------------------------------
                                    Richard P. Dalton
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal financial and accounting officer)



Date: April 1, 2002                 /s/ Paul J. DiMare
                                    --------------------------------------------
                                    Paul J. DiMare
                                    Director