Form 10-Q
period 2002-03-31
WESTWOOD GROUP INC
filed 2002-05-15
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended               March  31, 2002
                               ------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to ___________________


Commission File Number:                 0-1590
                       --------------------------------------------------------


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

As of May 10, 2002, 351,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,           December 31,
                                                                   2002                  2001
                                                             ---------------------------------------
                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                  $    326,230           $     12,355
    Restricted cash                                                 535,925                345,294
    Escrowed Cash                                                   216,557                180,608
    Accounts receivable                                              11,447                 42,825
    Prepaid expenses and other current assets                       357,564                136,730
    Notes receivable from officers short term portion               490,177                468,939
                                                             ---------------------------------------
    Total current assets                                       $  1,937,900              1,186,751
                                                             ---------------------------------------

Property, plant and equipment:
    Land                                                            348,066                348,066
    Building and building improvements                           18,724,104             18,663,406
    Machinery and equipment                                       4,708,570              4,697,751
                                                             ---------------------------------------
                                                                 23,780,740             23,709,223

    Less accumulated depreciation and amortization              (19,067,136)           (18,942,335)
                                                             ---------------------------------------
    Net property, plant and equipment                             4,713,604              4,766,888
                                                             ---------------------------------------

Other assets:
    Deferred financing costs,
        less accumulated amortization of $130,540 and
        $121,432 March 31, 2002 and December 31, 2001
        respectively                                                 51,608                 60,716

    Other assets, net                                                51,171                 51,171

    Notes receivable from officers long-term portion                739,029                847,593
                                                             ---------------------------------------
    Total other assets                                              841,808                959,480
                                                             ---------------------------------------
    Total assets                                               $  7,493,312           $  6,913,119
                                                             =======================================


        The accompanying notes are an integral part of these consolidated financial statements

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31            December 31,
                                                               2002                  2001
                                                           -----------------------------------
                                                            (Unaudited)
 LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

 Current Liabilities
     Accounts payable and other accrued liabilities        $  1,132,528           $  1,452,237
     Outstanding parimutuel tickets                             732,682                611,107
     Note payable                                               329,733                     --
     Short-term advance from officer                            300,000                     --
     Current  maturities of long-term debt                      332,294                324,525
                                                           -----------------------------------
 Total current liabilities                                    2,827,237              2,387,869

 Long-term debt, less current maturities                      3,686,141              3,772,186

 Accrued executive bonus, long-term portion                      93,528                 54,352

 Other long-term liabilities                                  1,218,916              1,104,145
                                                           -----------------------------------
 Total liabilities                                            7,825,822              7,318,552
                                                           -----------------------------------

COMMITMENTS AND CONTINGENCIES
Stockholders' deficiency:
 Common stock, $.01 par value; authorized
     3,000,000 shares, 1,944,409 shares issued                   19,444                 19,444
 Class B Common stock, $.01 par value; authorized
     1,000,000 shares;  912,615 shares issued                     9,126                  9,126
 Additional paid-in capital                                  13,379,275             13,379,275
 Accumulated deficit                                         (5,520,722)            (5,593,645)
 Other comprehensive loss                                      (254,851)              (254,851)
 Cost of 1,593,199 common and 600 Class B
     common shares in treasury                               (7,964,782)            (7,964,782)
                                                           -----------------------------------
 Total stockholders'  deficiency                               (332,510)              (405,433)
                                                           -----------------------------------

      Total liabilities & deficiency                       $  7,493,312           $  6,913,119
                                                           ===================================


        The accompanying notes are an integral part of these consolidated financial statements

 THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF OPERATIONS


For the Three Months Ended

                                                March 31,            March 31,
 (Unaudited)                                      2002                 2001
--------------------------------------------------------------------------------
Operating Revenues:
    Pari-mutuel commissions                   $ 3,325,699           $ 3,406,669
    Admissions                                     42,409                45,674
    Other                                         662,674               663,782
                                              -----------           -----------
Total operating revenue                         4,030,782             4,116,125
                                              -----------           -----------
Operating expenses:
    Wages, taxes and benefits                   1,555,012             1,599,508
    Purses                                        862,096               956,854
    Cost of food and beverage                     110,123               102,502
    Administrative and Operating                1,115,824             1,238,326
    Depreciation and amortization                 133,909               128,383
                                              -----------           -----------
Total operating expenses                        3,776,964             4,025,573
                                              -----------           -----------

              Income from operations              253,818                90,552
                                              -----------           -----------
Other expense:
       Interest expense, net                     (134,299)             (108,358)
       Other expense, net                         (29,454)               (7,460)
                                              -----------           -----------
Total other expense                              (163,753)             (115,818)
                                              -----------           -----------

Income (loss) from operations before          $    90,065           $   (25,266)
 provision for income taxes
Provision for income tax                           17,142                    --
                                              -----------           -----------
Net income (loss)                             $    72,923           $   (25,266)
                                              ===========           ===========

Basic and diluted per share data:
Net income (loss)                             $      0.06           $     (0.02)
                                              ===========           ===========
Basic and diluted weighted average
   common shares outstanding                    1,263,225             1,263,225
                                              ===========           ===========

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                               Ended March 31,
                                                                                     --------------------------------
                                                                                        2002                 2001
                                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                     $  72,923           $ (25,266)
                                                                                     --------------------------------
Adjustments to reconcile (used in) net income (loss) to
 Net cash provided by (used in) operating activities:

     Depreciation and amortization                                                      133,909             128,383

     Changes in operating assets and liabilities:
       (Increase) in restricted cash                                                   (190,631)             (8,211)
       (Increase) in escrowed cash                                                      (35,949)                 --
       Decrease in accounts receivable                                                   31,378              88,206
       Decrease (increase) in prepaid expenses and other current assets                 108,899              (5,876)
       (Increase) in other assets, net                                                       --             (10,478)
       (Decrease) in accounts payable and other accrued liabilities                    (319,709)           (193,604)
       Increase in outstanding parimutuel tickets                                       121,575              69,380
       Increase in accrued executive bonus long term portion                             39,176                  --
       (Decrease) increase in other long term liabilities                               114,771             (73,086)
                                                                                     ------------------------------
        Total adjustments                                                                 3,419              (5,286)
                                                                                     ------------------------------
            Net cash provided by (used in) operating activities                          76,342             (30,552)
                                                                                     ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                        (71,517)            (34,931)
                                                                                     ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of debt                                                       (78,276)            (70,669)
       Decrease in notes receivable, officers                                            87,326              18,242
       Proceeds from short-term financing                                               300,000                  --
                                                                                     ------------------------------
Net cash provided by (used in) financing activities                                     309,050             (52,427)
                                                                                     ------------------------------
Net increase (decrease) in cash and cash equivalents                                    313,875            (117,910)
Cash and cash equivalents, beginning of period                                           12,355             141,310
                                                                                     ------------------------------
Cash and cash equivalents, end of period                                              $ 326,230           $  23,400
                                                                                     ==============================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                              $ 113,348           $ 105,322
                                                                                     ==============================
Income taxes                                                                          $  10,000           $       0
                                                                                     ==============================

THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
MARCH 31, 2002
(Unaudited)

1.   BASIS OF PRESENTATION

INTERIM RESULTS

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results of operations for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated condensed financial statements as of March 31, 2002 and December 31, 2001, and for the three month periods ended March 31, 2002 and 2001, include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

INCOME (LOSS) PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, issued by the Financial Accounting Standards Board. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. During the three months ended March 31, 2002, the Company had net income, however, stock options were excluded from the computation of diluted shares because their exercise prices were above the average market price of the common shares. The Company's stock options did not have a dilutive effect during the three months ended March 31, 2001 since the Company incurred a net loss.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs or fair values less costs to sell. The Company expects to adopt SFSAS No. 144 in the second quarter of fiscal year 2002 and is currently reviewing the effects of adopting SFSAS No. 144 on its financial position and results of operations.

2. DEBT

   Long - term debt consisted of the following:

                                                                          March 31, 2002      December 31, 2001
-----------------------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.                                                   $4,018,435          $4,096,711

Less current maturities                                                         332,294             324,525
                                                                             ----------          ----------
Long - term portion                                                          $3,686,141          $3,772,186
                                                                             ==========          ==========

     The final payment on the loan is to be made on July 1, 2003 in the amount of $3,568,204.

     The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park. The Company is currently negotiating refinancing of this loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this new statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. The new legislation also provides that the Company is required to pay premiums for the right to simulcast out-of-state thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool", which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse accounts of the individual racetracks responsible for such unclaimed wagers. Finally, the new statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

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

Management has worked diligently over the last several years in attempting to convince the Governor and the Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2001. Gaming legislation was defeated in the Massachusetts House of Representatives in May 2002. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

Management continues to examine the full range of strategic alternatives available in an effort to maximize shareholder value, including the benefits and disadvantages of remaining a public company, particularly in light of the lack of a meaningful trading market for its common stock.

Wonderland currently conducts live racing seven nights per week. Wonderland also offers simulcast wagering afternoons and evenings throughout the year.

The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation for the three months ended March 31, 2002 and 2001:

                                               2002             2001
                                               ----             ----

Performances                                      76               81
Simulcast days                                    90               89
Pari-mutuel handle (thousands)
   Live-on track                             $ 3,960          $ 4,985
   Live-simulcast                              7,849            9,039
   Guest-simulcast                            12,585           12,482
                                             -------          -------
                                             $24,394          $26,506
                                             =======          =======

Total attendance                              65,553           68,834
Average per capita on site wagering          $   252          $   254

OPERATING REVENUE

     The Company is still experiencing a decline in total attendance and live-on track handle caused by a variety of factors including a general decline in the pari-mutuel racing industry, and strong competition for the wagered dollar from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states.

2002 VERSUS 2001

     Total operating revenue including parimutuel commissions declined during the first quarter of 2002 by 2% or approximately $85,000 as compared to the same period in 2001. Total handle in the first quarter of 2002 was $24 million as compared to $27 million in the first quarter of 2001. Live-on track handle decreased by $1 million or 21% in the first quarter of 2002 as compared to the same period in 2001, while live-simulcast handle decreased by $1 million or 13%. Guest-simulcast handle increased by approximately $100,000 or 1% in the first quarter of 2002 as compared to the same period in 2001. Wonderland had five fewer live racing performances in the first quarter of 2002 as compared to the same period in 2001, with a 5% decrease in attendance between 2002 and 2001. Other revenue remained unchanged at $663,000 in the first quarter of 2002 from the same period in 2001. Other revenue consists of food, beverage, program sales, parking, and advertising income.

OPERATING EXPENSES

     Operating expenses of approximately $3.777 million for the three months ended March 31, 2002 decreased by approximately $249,000 from approximately $4.026 million for the three months ended March 31, 2001. The decrease was the result of energy cost savings of $166,000 and reductions in wages of $83,000.

INTEREST EXPENSE

     Interest expense increased by approximately $26,000 for the three months ended March 31, 2002 from $108,000 in the three months ended March 31, 2001 to approximately $134,000 in the three months ended March 31, 2002. This increase was the result of accrued interest on a litigation settlement with a former vendor.

INCOME TAX PROVISION

     The Company's provision of $17,142 for income taxes for the three months ended March 31, 2002 included state and federal income taxes. The related tax provision is due to an underlying subsidiary which does not have state net operating loss carryforwards. The provision at March 31, 2002 represents the accrual of estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had a working capital deficit of approximately $889,000, and a stockholders' deficit of approximately $333,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $326,000 at March 31, 2002, compared with approximately $12,000 at December 31, 2001. The Company's cash provided by operations was approximately $76,000 during the first quarter of 2002 as compared to cash used by operations of approximately $31,000 during the corresponding period in 2001. Non-cash items included in the Company's net income in the first quarter of 2002 consisted of depreciation and amortization expense of $134,000. The Company believes that it will generate enough cash from operations to satisfy its obligations during 2002.

     The Company received a short-term working capital advance from Charles F. Sarkis, an officer of the Company, of $300,000 in March 2002. This funding accrues interest at a rate of 12% and is payable on demand.

     The Company is currently undertaking a capital improvements program to improve its track and patron facilities. These expenditures will be fully funded by the Capital Improvement Trust Fund and a 1999 grant program contained in the racing bill that was passed by the legislature in November 2001.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained throughout this quarterly report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forcasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, AND (III) THE STATEMENTS CONTAINED IN THIS ITEM.

     The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in
Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk that could affect its future results of operations and financial condition. Risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may impair our business. The Company does not use derivative products and does not have any material monetary assets. (See Item 2, "Liquidity and Capital Resources").

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    None.

(b) Reports on Form 8-K
    None.


THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
MARCH 31, 2002
(Unaudited)

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE WESTWOOD GROUP, INC.

Date May 15, 2002

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