Form 10-Q
period 2002-06-30
WESTWOOD GROUP INC
filed 2002-08-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended           June 30, 2002
                                   -------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to ___________________

Commission File Number:                0-1590
                                --------------

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

                                  781-284-2600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       -------

As of August 14, 2002, 351,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30           December 31,
                                                                                        2002                 2001
                                                                                   -------------         ------------
                                                                                    (UNAUDITED)
ASSETS

 Current assets:
     Cash and cash equivalents                                                      $     72,680         $     12,355
     Restricted cash                                                                     510,425              345,294
     Escrowed Cash                                                                       165,990              180,608
     Accounts receivable                                                                  17,430               42,825
     Prepaid expenses and other current assets                                           333,208              136,730
     Notes receivable from officers short term portion                                   525,442              468,939
                                                                                    ------------         ------------
 Total current assets                                                                  1,625,175            1,186,751
                                                                                    ------------         ------------

 Property, plant and equipment:
     Land                                                                                348,066              348,066
     Building and building improvements                                               18,900,466           18,663,406
     Machinery and equipment                                                           4,965,654            4,697,751
                                                                                    ------------         ------------
                                                                                      24,214,186           23,709,223

     Less accumulated depreciation and amortization                                  (19,213,413)         (18,942,335)
                                                                                    ------------         ------------
     Net property, plant and equipment                                                 5,000,773            4,766,888
                                                                                    ------------         ------------

 Other assets:
     Deferred financing costs, less accumulated amortization of $139,647 and
       $121,432 June 30, 2002 and December 31, 2001
       respectively                                                                       42,501               60,716
     Other assets, net                                                                    13,098               51,171
     Notes receivable from officers long term portion                                    681,621              847,593
                                                                                    ------------         ------------
     Total other assets                                                                  737,220              959,480
                                                                                    ------------         ------------

     Total assets                                                                   $  7,363,168         $  6,913,119
                                                                                    ============         ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30          December 31,
                                                                  2002               2001
                                                             -------------        ------------
                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and other accrued liabilities             $  1,239,171         $  1,452,237
  Outstanding parimutuel tickets                                  519,219              611,107
  Settlement liability, current                                   406,066                   --
  Purse liability                                                 300,657                   --
  Note Payable                                                    165,792                   --
  Current maturities of long-term debt                            340,249              324,525
  Short-term advance from officer/stockholder                     309,468                   --
                                                             ------------         ------------
Total current liabilities                                       3,280,622            2,387,869
                                                             ------------         ------------

Long-term debt, less current maturities                         3,598,038            3,772,186

Accrued executive bonus, long-term portion                          7,583               54,352
Other long-term liabilities                                       801,654            1,104,145
                                                             ------------         ------------
Total liabilities                                               7,687,897            7,318,552
                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

  Stockholders' Deficiency:
  Common stock, $.01 par value; authorized
    3,000,000 shares, 1,944,409 shares issued                      19,444               19,444
    Class B Common stock, $.01 par value; authorized
    1,000,000 shares; 912,615 shares issued                         9,126                9,126
  Additional paid-in capital                                   13,379,275           13,379,275
  Accumulated deficit                                          (5,512,941)          (5,593,645)
  Other comprehensive loss                                       (254,851)            (254,851)
  Cost of 1,593,199 common and 600 Class B
   common shares in treasury                                   (7,964,782)          (7,964,782)
                                                             ------------         ------------
Total stockholders' deficiency                                   (324,729)            (405,433)
                                                             ------------         ------------

     Total liabilities and stockholders' deficiency          $  7,363,168         $  6,913,119
                                                             ============         ============


       The accompanying notes are an integral part of these consolidated financial statements.

 THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS


For the Three Months Ended                                      For the Three Months Ended
                                                                June 30             June 30
 (Unaudited)                                                      2002               2001
------------                                                   ----------         ----------
OPERATING REVENUES:

    Pari-mutuel commissions                                    $3,392,600         $3,666,121
    Admissions                                                     46,245             59,113
    Other                                                         770,124            819,845
                                                               ----------         ----------
  Total operating revenue                                       4,208,969          4,545,079
                                                               ----------         ----------

Operating expenses:
     Wages, taxes and benefits                                  1,502,137          1,644,452
     Purses                                                       893,996          1,079,761
     Cost of food and beverage                                    171,992            121,596
     Administrative and Operating                               1,372,575          1,528,597
     Depreciation and amortization                                155,386            128,383
                                                               ----------         ----------
Total operating expenses                                        4,096,086          4,502,789
                                                               ----------         ----------
                     Income from operations                       112,883             42,290
                                                               ----------         ----------
Other expense:
       Interest expense, net                                      (92,911)          (184,027)
       Other expense, net                                          (1,890)                 2
                                                               ----------         ----------
Total other expense                                               (94,801)          (184,025)
                                                               ----------         ----------

Income (Loss) from operations before                               18,082           (141,735)
 provision for income taxes
Provision for income tax                                           10,303             33,000
                                                               ----------         ----------
 Net income (Loss)                                             $    7,779         $ (174,735)
                                                               ==========         ==========

Basic and diluted per share data:
Net income (Loss)                                              $     0.01         $    (0.14)
                                                               ==========         ==========
Basic and diluted weighted average
    common shares outstanding                                   1,263,225          1,263,225
                                                               ==========         ==========


       The accompanying notes are an integral part of these consolidated financial statements.

 THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF OPERATIONS


 For the Six Months Ended
                                                                  June 30            June 30
 (Unaudited)                                                       2002               2001
------------                                                    ----------         ----------
 OPERATING REVENUES:
     Pari-mutuel commissions                                    $6,718,299         $7,072,790
     Admissions                                                     88,654            104,787
     Other                                                       1,432,798          1,483,627
                                                                ----------         ----------
   Total operating revenue                                       8,239,751          8,661,204
                                                                ----------         ----------
 Operating expenses:
      Wages, taxes and benefits                                  3,057,149          3,243,960
      Purses                                                     1,756,092          2,036,615
      Cost of food and beverage                                    282,115            224,098
      Administrative & Operating                                 2,488,401          2,766,923
      Depreciation and amortization                                289,293            256,766
                                                                ----------         ----------
 Total operating expenses                                        7,873,050          8,528,362
                                                                ----------         ----------

                                                                ----------         ----------
                   Income  from operations                         366,701            132,842
                                                                ----------         ----------
 Other expense:

      Interest expense, net                                       (227,208)          (292,385)
      Other expense, net                                           (31,344)            (7,458)
                                                                ----------         ----------
 Total other expense                                              (258,552)          (299,843)
                                                                ----------         ----------

 Income (Loss) from operations before                              108,149           (167,001)
  provision for income taxes
 Provision for income tax                                           27,445             33,000
                                                                ----------         ----------
 Net income (Loss)                                              $   80,704         $ (200,001)
                                                                ==========         ==========

 Basic and diluted per share data:
 Net income (Loss)                                              $     0.06         $    (0.16)
                                                                ==========         ==========
 Basic and diluted weighted average
    common shares outstanding                                    1,263,225          1,263,225
                                                                ==========         ==========




       The accompanying notes are an integral part of these consolidated financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     For the Six Months Ended
                                                                              June 30
                                                                    ---------------------------
                                                                       2002              2001
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $  80,704         ($200,001)
                                                                    ---------         ---------
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:

     Depreciation and amortization                                    289,293           256,766

     Changes in operating assets and liabilities:
       (Increase) decrease  in restricted cash                       (165,131)           55,901
       Decrease in escrowed cash                                       14,618                --
       Decrease in accounts receivable                                 25,395            43,276
       (Increase) decrease in prepaid expenses and other current
           assets                                                      52,210          (229,476)
       Decrease (increase) in other assets, net                        38,073           (13,915)
       Increase in accounts payable and other accrued
          liabilities                                                 229,560           232,191
       Increase (decrease) in outstanding parimutuel tickets          (91,888)          140,434
       (Decrease) in accrued executive bonus long term
          portion                                                     (46,769)          (47,714)
       (Decrease)  in other long term liabilities                     (28,926)         (168,573)
                                                                    ---------         ---------
        Total adjustments                                             316,435           268,890
                                                                    ---------         ---------
            Net cash provided by operating activities                 397,139            68,889
                                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant and equipment                     (504,963)          (45,508)
                                                                    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments of debt                                      (241,320)         (168,272)
     Decrease in notes receivable, officers                           109,469            16,260
     Short-term advances                                              300,000                --
                                                                    ---------         ---------
Net cash provided by (used in) financing activities                   168,149          (152,012)
                                                                    ---------         ---------



Net increase (decrease) in cash and cash equivalents                   60,325          (128,631)
Cash and cash equivalents, beginning of period                         12,355           141,310
                                                                    ---------         ---------
Cash and cash equivalents, end of period                            $  72,680         $  12,679
                                                                    =========         =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                                            $ 202,661         $ 254,661
                                                                    =========         =========
Income taxes                                                        $  25,000         $  61,300
                                                                    =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


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

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated condensed financial statements as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.


         INCOME  PER COMMON SHARE

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income and loss per share of common stock is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. The Company's stock options did not have a dilutive effect in 2002 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock. Stock options were not considered in 2001 since the company had a net loss and their effect would be antidilutive.
         The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.


2.       DEBT

Long-term debt consisted of the following:

                                                                             June 30, 2002    December 31, 2001
                                                                            --------------    -----------------
9.5% Century Bank and Trust Company ("Century Bank") term loan, requiring 60 monthly payments of principal and interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and personal property located at
Wonderland Greyhound Park.                                                    $3,938,287          $4,096,711

Less current maturities                                                          340,249             324,525
                                                                              ----------          ----------
Long-term portion                                                             $3,598,038          $3,772,186
                                                                              ==========          ==========

         The note agreement contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park. The Company is currently negotiating refinancing of this loan.

        In the event that a new credit facility is not entered into, the final payment on the loan is to be made July 1, 2003 in the amount of $3,568,204.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


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

         Management has worked diligently over the last several years in attempting to convince the Governor and the Legislature of The Commonwealth of Massachusetts of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the year 2002. Gaming legislation was defeated in the Massachusetts House of Representatives in May 2002. The Company cannot predict whether such legislation will ever be enacted or enacted on favorable terms.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


         The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended June 30, 2002 and 2001.


QUARTER ENDED JUNE 30,

                                                    2002               2001
                                                  --------           -------
Performances                                           91                 91
Simulcast days                                         91                 91
Pari-mutuel handle (thousands)
   Live-on track                                  $ 4,757            $ 5,833
   Live-simulcast                                   8,500              8,597
   Guest-simulcast                                 12,728             13,282
                                                  -------            -------
                                                  $25,985            $27,712
                                                  =======            ========

Total attendance                                   70,297             78,607
Average per capita on site wagering                  $249               $243

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         OPERATING REVENUE

         Total operating revenue declined by $336,000 or 7% to $4.21 million in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Parimutuel commissions declined by $280,000 or 7% from $3.67 million to $3.39 million during the same period. Total handle in the second quarter of 2002 was approximately $25.9 million as compared to $27.7 million in 2001. Live-on track handle decreased 18% or about $1.07 million from $5.8 million to $4.8 million in 2001, with an average daily attendance of approximately 772 persons in 2002 compared to 864 persons in 2001. Live-simulcast handle decreased by $97,000 or 1% in the second quarter of 2002 compared to the second quarter of 2001. Guest-simulcast handle decreased by $554,000 or 4% from 2002 to 2001.

         The decrease in admissions revenue, when associated discounts are added back, approximates the decline in attendance of 11%. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $770,000 for the three months ended June 30, 2002 decreasing by approximately $50,000 from approximately $820,000 for the three months ended June 30, 2001. Parimutuel commission for the three months ended June 30, 2002 included approximately $34,000 deposited into the Greyhound Capital Improvements Trust Fund, $52,000 deposited into the Greyhound Promotional Trust Fund, and $24,000 deposited into the Greyhound Adoption Trust Fund. During same period of 2001 these figures amounted to $64,000, $64,000, and $0, respectively.

         OPERATING EXPENSES

         Operating expenses of approximately $4.1 million for the three months ended June 30, 2002 decreased by approximately $406,000 from approximately $4.5 million for the three months ended June 30, 2001. A credit of approximately $140,000 on utilities costs related to prior years and salary cost reductions were primarily responsible for the decrease.

         INTEREST EXPENSE

         Interest expense decreased by approximately $91,000 for the three months ended June 30, 2002 from $184,000 in the three months ended June 30, 2001 to approximately $92,000 in the three months ended June 30, 2002. The decrease is the result of interest accrued in 2001 on the litigations settlement with a totalisator vendor that is described in "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased approximately $27,000 to $155,000 in the three months ended June 30, 2002, from $128,000 in the comparable period in 2001. The increase is the result of capital additions to the racing facility.

         INCOME TAX PROVISION

         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first six months of 2002 and 2001 primarily due to the utilization of available net operating loss carryforwards in 2002 and the net loss in 2001. The provision for taxes of $27,000 and $33,000 in the first six months of 2002 and 2001, respectively, represents estimated state taxes.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


         The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the six months ended June 30, 2002 and 2001.


                                                   2002             2001
                                                 --------         --------
Performances                                          167              172
Simulcast days                                        181              180
Pari-mutuel handle (thousands)
   Live-on track                                   $8,717          $10,818
   Live-simulcast                                  16,349           17,636
   Guest-simulcast                                 25,313           25,764
                                                 --------         --------
                                                 $ 50,379          $54,218
                                                 ========         ========

Total attendance                                  135,850          147,441
Average per capita on site wagering                  $250             $248


         OPERATING REVENUE

         Total operating revenue declined by $421,000 to $8.24 million in the six months ended June 30, 2002 as compared to $8.66 million in the six months ended June 30, 2001. Parimutuel commissions declined by 5.0% from $7.07 million to $6.72 million during the same period. Total handle in the first six months of 2002 was approximately $50.4 million as compared to $54.2 million in 2001. Live-on track handle decreased 19% or about $2.1 million from $10.8 million in 2001 to $8.7 million in 2002, with an average attendance of approximately 813 persons in 2002 compared to 857 persons in 2001. Live-simulcast handle decreased by $1.3 million or 7% in the first six months of 2002. Guest-simulcast handle decreased by $451,000 or 2% from 2001.

         The decrease in admissions revenue, when associated discounts are added back, approximates the decline in attendance of 8%. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $1,432,000 for the six months ended June 30, 2002 decreasing by approximately $51,000 from approximately $1,484,000 for the six months ended June 30, 2001. Parimutuel commission for the six months ended June 30, 2002 included approximately $68,000 deposited into the Greyhound Capital Improvements Trust Fund, $100,000 deposited into the Greyhound Promotional Trust Fund, and $44,000 deposited into the Greyhound Adoption Trust Fund. During same period of 2001 these figures amounted to $124,000, $124,000, and $0, respectively.

         OPERATING EXPENSES

         Operating expenses of approximately $7.9 million for the six months ended June 30, 2002 decreased by approximately $655,000 from approximately $8.5 million for the six months ended June 30, 2001. A credit on utilities costs of approximately 140,000 related to prior years and salary cost reductions were primarily responsible for the increase.

         INTEREST EXPENSE

         Interest expense decreased by approximately $65,000 for the six months ended June 30, 2002 from $292,000 in the six months ended June 30, 2001 to approximately $227,000 in the six months ended June 30, 2002. The increase is the result of interest accrued in 2001 on the litigations settlement with a totalisator vendor that is described in "Legal Proceedings" in the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased approximately $32,000 to $289,000 in the six months ended June 30, 2002, from $257,000 in the comparable period in 2001. The increase is the result of capital additions to the racing facility.

         INCOME TAX PROVISION

         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first six months of 2002 and 2001 primarily due to the utilization of available net operating loss carryforwards in 2002 and the net loss in 2001. The provision for taxes of $27,000 and $33,000 in the first six months of 2002 and 2001, respectively, represents estimated state taxes.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had a working capital deficit of approximately $1.7 million, and a stockholders' deficiency of approximately $325,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $73,000 at June 30, 2002, compared with $12,000 at December 31, 2001. The Company generated cash flows from operations of approximately $397,000 during the first six months of 2002 as compared to $69,000 during the corresponding period in 2001. Non-cash items included in the Company's net income in the first six months of 2002 consist of depreciation and amortization expense of $289,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities generated approximately $27,000 of cash in the first six months of 2002.
         Net cash used in investing activities in 2002 of approximately $505,000 represents investments and additions to the property, plant and equipment. Financing activities in 2002 include $241,000 of funds used to reduce outstanding balances on long-term debt.

        The Company is currently undertaking a capital improvements program to improve its track and patron facilities. It is anticipated that these expenditures will be fully funded by the Capital Improvement Trust fund and a 1999 grant program contained in the racing bill that was passed by the legislature in November 2001.

         The Company has recently received a commitment letter for a $6,500,000 loan from a financial institution. A portion of the proceeds of this loan will be used to refinance the Company's current credit facility. The Company anticipates that this transaction will be consummated in the third quarter of 2002, subject to the satisfaction of the terms and conditions set out in the commitment letter.

         The Company received a short-term working capital advance from Charles
F. Sarkis, an officer of the Company, of $300,000 in March 2002. This funding accrues interest at a rate of 12% and is payable on demand. It is anticipated that a portion of the proposed $6,500,000 loan will be used to repay this capital advance.

         The Company believes that it will generate enough cash from operations to satisfy its anticipated obligations during 2002.

CRITICAL ACCOUNTING POLICIES

         In accordance with the U.S. Securities and Exchange Commission Release Nos. 33-8040, 34-45149 and FR-60, the Company's Critical Accounting Policies are as follows:

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


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

FORWARD-LOOKING STATEMENTS

         Certain statements contained throughout this quarterly report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such foward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and employment of capital. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY, (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURES NEEDS AND PROVIDE FOR ITS OBLIGATIONS, AND (III) THE STATEMENTS CONTAINED IN THIS ITEM.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002


None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

  Exhibit
  Number                        Description
  -------                       -----------
   (27)     Financial Data Schedule.

   (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002



                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002
--------------------------------------------------------------------------------

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE WESTWOOD GROUP, INC.

                                          /s/ Richard P. Dalton
Date  August  14, 2002                    --------------------------------------
                                          Richard P. Dalton President,
                                          Chief Executive Officer and
                                          Director (Principal Financial and
                                          Accounting Officer)