Form 10-Q
period 2002-09-30
WESTWOOD GROUP INC
filed 2002-11-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    -------------------

                         Commission File Number: 0-1590
                                                 ------

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

                 190 V.F.W. PARKWAY, REVERE, MASSACHUSETTS 02151
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  781-284-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]       No [ ]

     As of November 1, 2002, 351,210 shares of the Registrant's common stock, par value $.01 per share, and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,           December 31,
                                                                                      2002                    2001
                                                                      -----------------------------------------------
                                                                                   UNAUDITED
 ASSETS

 CURRENT ASSETS:

     Cash and cash equivalents                                                     $  183,182             $   12,355
     Restricted cash                                                                  568,264                345,294
     Escrowed Cash                                                                    347,654                180,608
     Accounts receivable                                                               12,363                 42,825
     Prepaid expenses and other current assets                                        218,287                136,730
     Notes receivable from officers short - term portion                              550,440                468,939
                                                                      -----------------------------------------------
 Total current assets                                                               1,880,190              1,186,751
                                                                      -----------------------------------------------

 PROPERTY PLANT AND EQUIPMENT:

     Land                                                                             348,066                348,066
     Building and building improvements                                            18,946,257             18,663,406
     Machinery and equipment                                                        4,969,705              4,697,751
                                                                      -----------------------------------------------
                                                                                   24,264,028             23,709,223
     Less accumulated depreciation and amortization                               (19,384,859)           (18,942,335)
                                                                      -----------------------------------------------
     Net property, plant and equipment                                              4,879,169              4,766,888
                                                                      -----------------------------------------------

 OTHER ASSETS:

     Notes receivable from officers long term portion                                 628,846                847,593
     Deferred financing costs, less accumulated amortization of
      $8,303 and $121,432 at September 30, 2002 and December 31, 2001
      respectively.                                                                   290,634                 60,716
     Other assets, net                                                                 29,391                 51,171
                                                                      -----------------------------------------------
     Total other assets                                                               948,871                959,480
                                                                      -----------------------------------------------
     Total assets                                                                  $7,708,230             $6,913,119
                                                                      ===============================================

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,          December 31,
                                                                                    2002                   2001
                                                                     -----------------------------------------------
                                                                                 UNAUDITED
 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:

      Accounts payable and other accrued liabilities                             $ 1,218,517            $ 1,452,237
      Outstanding parimutuel tickets                                                 585,567                611,107
      Purse liability                                                                318,525                     --
      Note payable                                                                    82,896                     --
      Current maturities of long-term debt                                            89,159                324,525
                                                                     -----------------------------------------------
 Total current liabilities                                                         2,294,664              2,387,869

 Long term debt less current maturities                                            5,310,841              3,772,186

 Accrued executive bonus long - term portion                                              --                 54,352

 Other long - term liabilities                                                       722,574              1,104,145
                                                                     -----------------------------------------------
              Total liabilities                                                    8,328,079              7,318,552
                                                                     -----------------------------------------------
 COMMITMENTS AND CONTINGENCIES

 Stockholders' deficiency:

 Common stock, $.01 par value; authorized
  3,000,000 shares, 1,944,409 shares issued                                           19,444                 19,444
 Class B Common stock, $.01 par value; authorized
  1,000,000 shares;  912,615 shares issued                                             9,126                  9,126
 Additional paid-in capital                                                       13,379,275             13,379,275
 Accumulated deficit                                                             (5,808,061)             (5,593,645)
 Other comprehensive loss                                                          (254,851)               (254,851)
 Cost of 1,593,199 common and 600 Class B
   common shares in treasury                                                      (7,964,782)            (7,964,782)
                                                                     -----------------------------------------------
 Total stockholders'  deficiency                                                    (619,849)              (405,433)
                                                                     -----------------------------------------------
 Total liabilities and stockholders'  deficiency                                 $ 7,708,230             $ 6,913,119
                                                                     ===============================================


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the Three Months Ended
                                                                             September 30,          September 30,
 (Unaudited)                                                                     2002                   2001
---------------------------------------------------------------------------------------------------------------

 Operating revenues:

       Pari-mutuel commissions                                                 $3,064,867            $3,395,105
       Other                                                                      701,715               790,463
       Admissions                                                                  48,565                57,129
                                                                     ------------------------------------------
   Total operating revenue                                                       3,815,147            4,242,697
                                                                     ------------------------------------------

 Operating expenses:

        Wages, taxes and benefits                                               1,581,147             1,624,709
        Purses                                                                    892,220               941,735
        Cost of food and beverage                                                 108,671               158,062
        Administrative and operating                                            1,259,200             1,251,491
        Depreciation and amortization                                             177,745               100,894
                                                                     ------------------------------------------
   Total operating expenses                                                     4,018,983             4,076,891
                                                                      ------------------------------------------
                Income (loss) from operations                                    (203,836)              165,806
                                                                     ------------------------------------------

 Other income (expense):

          Interest expense, net                                                   (77,230)              (92,290)
          Settlement of estimated liability                                            --             1,058,007
          Other expense, net                                                      (13,019)                   --
                                                                     ------------------------------------------
 Total other income (expense)                                                     (90,249)              965,717
                                                                     ------------------------------------------

 Income (loss) before  provision for income taxes                                (294,085)            1,131,523

 Provision for income tax                                                           1,035                19,100
                                                                     ------------------------------------------
 Net income (loss)                                                             $ (295,120)           $1,112,423
                                                                     ==========================================
 Basic and diluted per share data:

 Net income (loss)                                                                ($0.23)                 $0.88
                                                                     ==========================================
 Basic and diluted weighted average common
  shares outstanding:                                                           1,263,225             1,263,225
                                                                     ==========================================


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For the Nine Months Ended
                                                                              September 30,         September 30,
 (Unaudited)                                                                      2002                  2001
---------------------------------------------------------------------------------------------------------------

 Operating revenues:

     Pari-mutuel commissions                                                  $ 9,783,166           $10,467,895
     Other                                                                      2,134,513             2,274,090
     Admissions                                                                   137,219               161,916
                                                                     ------------------------------------------
 Total operating revenue                                                       12,054,898            12,903,901
                                                                     ------------------------------------------

 Operating expenses:

     Wages, taxes and benefits                                                  4,638,296             4,868,669
     Purses                                                                     2,648,312             2,978,350
     Cost of food and beverage                                                    390,786               382,160
     Administrative and operating                                               3,747,601             4,018,414
     Depreciation and amortization                                                467,038               357,660
                                                                     ------------------------------------------
 Total operating expenses                                                      11,892,033            12,605,253
                                                                     ------------------------------------------
                      Income from operations                                      162,865               298,648
                                                                     ------------------------------------------

 Other income (expense):

     Interest expense, net                                                       (304,438)             (384,675)
     Settlement of estimated liability                                                 --             1,058,007
     Other expense, net                                                           (44,363)               (7,458)
                                                                     ------------------------------------------
 Total other income (expense)                                                    (348,801)              665,874
                                                                     ------------------------------------------

 Income (loss) before provision for income taxes                                 (185,936)              964,522

 Provision for income tax                                                          28,480                52,100
                                                                     ------------------------------------------
 Net income (loss)                                                            $  (214,416)          $   912,422
                                                                     ==========================================
 Basic and diluted per share data:

 Net income (loss)                                                                 ($0.17)                $0.72
                                                                     ==========================================
 Basic and diluted weighted average common
  shares outstanding:                                                           1,263,225             1,263,225
                                                                     ==========================================


                The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 For the Nine Months Ended
                                                                             September 30,        September 30,
 (Unaudited)                                                                     2002                  2001
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             ($214,418)             $912,422
                                                                   ------------------------------------------
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:

     Depreciation and amortization                                              467,038               357,660
     Change in accounting estimate                                                   --            (1,058,007)
     Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash                                  (222,970)              186,479
       (Increase) in escrowed cash                                             (167,046)                   --
       Decrease in accounts receivable                                           30,462                45,179
       (Increase) decrease in prepaid expenses and other
         current assets                                                         167,131              (131,395)
       Decrease (increase) in other assets, net                                  21,780                (5,081)
       Increase in accounts payable and other accrued
        liabilities                                                              84,805                43,098
       (Decrease) in outstanding parimutuel tickets                             (25,540)              (92,126)
       (Decrease) in accrued executive bonus long term portion                  (54,352)              (70,155)
       (Decrease) in other long term liabilities                               (381,571)             (221,060)
                                                                   ------------------------------------------
        Total adjustments                                                       (80,263)             (945,408)
                                                                   ------------------------------------------
            Net cash used in operating activities                              (294,679)              (32,986)
                                                                   ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant and equipment                               (554,805)             (104,345)
                                                                   ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments of debt                                                (406,285)             (218,239)
     Retirement of debt                                                      (3,856,218)                   --
     Proceeds of debt financing                                               5,400,000                    --
     (Increase) in deferred financing costs                                    (254,432)                   --
     Decrease in notes receivable, officers                                     137,246               364,701
                                                                   ------------------------------------------
Net cash provided by financing activities                                     1,020,311               146,462
                                                                   ------------------------------------------

Net increase in cash and cash equivalents                                       170,827                 9,131
Cash and cash equivalents, beginning of period                                   12,355               141,310
                                                                   ------------------------------------------
Cash and cash equivalents, end of period                                       $183,182              $150,441
                                                                   ==========================================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                                                                    $273,076              $322,561
                                                                   ==========================================
   Income taxes                                                                 $26,035               $42,265
                                                                   ==========================================

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002
                                   (Unaudited)

1. BASIS OF PRESENTATION

INTERIM RESULTS
         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results of operations for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PRINCIPLES OF CONSOLIDATION
         The accompanying consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

INCOME (LOSS) PER COMMON SHARE
         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net income (loss) per share of common stock is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, including potentially dilutive stock options. Stock options were not considered in 2002 since the Company had a net loss and their effect would be antidilutive. The Company's stock options did not have a dilutive effect in 2001 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

         The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

2. DEBT

Long-term debt consisted of the following:

                                                                September 30,      December 31,
                                                                     2002              2001
------------------------------------------------------------------------------------------------
9.5% Century Bank and Trust Company ("Century Bank")
term loan, requiring 60 monthly payments of principal and
interest of $58,319 beginning August 1, 1998, collateralized by a mortgage and security interest in all real estate and
personal property located at Wonderland Greyhound Park,
refinanced with Boston Federal Savings Bank in September 2002.                      $4,096,711

6.5% Boston Federal Saving Bank ("Boston Federal Savings
Bank") requiring 34 monthly payments of principal and
interest of $36,461 beginning November 1, 2002
collateralized by a mortgage and security interest in all
real estate and personal property located at Wonderland
Greyhound Park. The final payment on the loan
is to be made September 1, 2005 in the amount of $5,131,586.     $5,400,000

Less current maturities                                              89,159            326,525
                                                                 -----------------------------
Long - term portion                                              $5,310,841         $3,772,186
                                                                 =============================

         The maximum borrowings under the Boston Federal Savings Bank loan are $6.5 million which includes $500,000 to be used in the going private transaction and $600,000 for corporate purposes.

         The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

         The proceeds from the new Boston Federal Savings Bank loan were used to pay off the Century Bank and Trust Company loan.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During 2001, the Company and the owners of other area racetracks worked to enact legislation which would permit the Company and the other greyhound track to continue to provide simulcast broadcasting of thoroughbred racing on a more frequent basis, as well as providing for a decrease in the pari-mutuel taxes paid to the Commonwealth and that the funds available from the pari-mutuel tax decrease be made available for increases in purses and the Greyhound Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund and the implementation of an off-track betting system. On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this new statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. This legislation also provides that the Company is to pay premiums for the right to simulcast interstate thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition, to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse account of the individual racetracks responsible for such unclaimed wagers. The Westwood Group also received a one-time grant of $300,035 during 2000 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the new statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts. Despite the enactment of this legislation and the initial potential for an increase in cash flow from such legislation, management does not believe that this new legislation has materially benefited the Company's overall racing operations since November 2001.

         Management has worked diligently over the past decade in attempting to convince the Governor and the Massachusetts state legislature of the need to allow the Commonwealth's commercial recetracks to offer their patrons expanded gaming opportunities. The Massachusetts state legislature took no action on gaming in the years 2000 and 2001, and no gaming legislation is anticipated in 2002. On October 3, 2002, the Governor of Massachusetts issued an executive order establishing a commission to study the potential expansion of legalized gaming in Massachusetts. This commission is to report its findings to the Governor by no later than December 31, 2002. The Westwood Group cannot predict the final recommendations of this commission and/or whether legislation expanding legalized gaming will ever be enacted or if enacted, will be on favorable terms.

         On October 25, 2002, the Company filed a preliminary proxy statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 1,500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split is approved by a majority of the Company's stockholders, then holders of less than 1,500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public to a private company and to relieve the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

         The reverse stock split will (i) cause the Westwood Group to redeem shares held by approximately 400 holders of record of Common Stock, (ii) not eliminate record holders who hold 1,500 or more shares of Common Stock and Class B Common Stock, (iii) reduce the number of shares, on a pro-rata basis, held by the holders of record who hold 1,500 or more shares of Common Stock and Class B Common Stock, and (iv) change the percent of Common Stock held by the remaining stockholders to 100%.

         Assuming the completion of the reverse stock split and change in its status from a public to a private company, the Company will promptly thereafter initiate a tender offer for additional shares of its capital stock in order to provide those stockholders who did not receive a cash payment in connection with the proposed reverse stock split the opportunity to tender one share in return for $6,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)


         Wonderland currently conducts live racing six nights per week. Wonderland also offers simulcast wagering afternoons and evenings throughout the year.


The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 2002 and 2001.

                                                        2002               2001
                                           -------------------------------------
Performances                                              84                 88
Simulcast days                                            92                 92
Pari-mutuel handle (thousands)
   Live-on track                                      $4,228             $5,610
   Live-simulcast                                      7,256              8,724
   Guest-simulcast                                    12,237             11,703
                                           -------------------------------------
                                                     $23,721            $26,037
                                           -------------------------------------

Total attendance                                      67,489             76,762
Average per capita on site wagering                     $244               $226


OPERATING REVENUE
        Total operating revenue declined by $428,000 to $3.82 million in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Parimutuel commissions declined by 10% from $3.40 million to $3.07 million during the same period. Total handle in the third quarter of 2002 was approximately $23.7 million as compared to $26.0 million in 2001, a decline of 9%. Live-on track handle decreased 24.6% or about $1.38 million for the same period from $5.61 million to $4.23 million in the third quarter of 2002, with an average daily attendance of approximately 803 persons in the third quarter of such periods compared to 872 persons in the third quarter of 2001. Live-simulcast handle decreased by $1.47 million or 16.8% in the third quarter of 2002 compared to the third quarter of 2001. However, guest-simulcast handle increased by $534,000 or 4.6% from the 2001 amount. Net admissions revenue decreased by 15.3%. Most of this decrease is associated with decreased attendance, and the remainder with increased promotional discounts. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales and was approximately $702,000 for the three months ended September 30, 2002 decreasing by approximately $88,000 from approximately $790,000 for the three months ended September 30, 2001. Parimutuel commissions for the three months ended September 30, 2002 included approximately $38,000 deposited into the Greyhound Capital Improvements Trust Fund, $51,000 into the Greyhound Adoption Fund, and $50,000 into the Greyhound Promotional Trust Fund. During same period of 2001 such amounts were $57,000, $0, and $57,000 respectively.

OPERATING EXPENSES
         Operating expenses of approximately $4.02 million for the three months ended September 30, 2002 decreased by approximately $58,000 from approximately $4.08 million for the three months ended September 30, 2001. The decrease is mainly the result of the decline in purse expense related to handle decline. A decline in food and beverage costs of approximately $49,000 is the result of admission declines during the third quarter.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)

INTEREST EXPENSE
         Interest expense decreased by approximately $15,000 for the three months ended September 30, 2002 from $92,000 in the three months ended September 30, 2001 to approximately $77,000 in the three months ended September 30, 2002. This decrease is the result more favorable financing terms and the discharge of certain liabilities resulting from the loan refinancing transaction.

DEPRECIATION AND AMORTIZATION
         Depreciation and amortization increased approximately $77,000 to $178,000 in the three months ended September 30, 2002, from approximately $101,000 in the comparable period in 2001. The increase was the result of increased investment in the track facility during this period, writeoff of deferrred financing fees related to the Century Bank debt and amortization of new deferred finance costs.

INCOME TAX PROVISION
         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first nine months of 2002 and 2001 primarily due to the net loss in 2002 and the utilization of available net operating loss carryforwards in 2001. The provision for taxes of $1,035 and $19,100 in the three months ended September 30, 2002 and 2001, respectively, represents state taxes.

The table below illustrates certain key statistics for Wonderland Greyhound Park, the Company's greyhound racing operation, for the nine months ended September 30, 2002 and 2001.

                                                         2002              2001
                                           -------------------------------------
Performances                                              251               259
Simulcast days                                            273               272
Pari-mutuel handle (thousands)
   Live-on track                                      $12,946           $16,427
   Live-simulcast                                      23,606            26,360
   Guest-simulcast                                     37,548            37,467
                                           -------------------------------------
                                                      $74,100           $80,254
                                           -------------------------------------

Total attendance                                      203,339           224,203
Average per capita on site wagering                      $248              $240


OPERATING REVENUE
         Total operating revenue declined by approximately $849,000 to $12.1 million in the nine months ended September 30, 2002 as compared to $12.9 million for the nine months ended September 30, 2001. Parimutuel commissions declined by 6.5% from $10.5 million to $9.8 million during the same period. Total handle in the first nine months of 2002 was approximately $74.1 million as compared to $80.2 million for such period in 2001, a decline of 8%. Live-on track handle decreased 21.2% or about $3.5 million from $16.4 million in the first nine months of 2001 to $12.9 million for such period in 2002, with an average attendance of approximately 810 persons for such period in 2002 compared to 866 persons for such period in 2001. Live-simulcast handle decreased by $2.8 million or 10.4% in the first nine months of 2002. Guest-simulcast handle increased by $81,000 or 0.2% from the first nine months of 2001.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)

         Net admissions revenue decreased by 15.3%. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales was approximately $2.1 million for the nine months ended September 30, 2002 decreasing by approximately $140,000 or 6% from approximately $2.3 million for the nine months ended September 30, 2001. Parimutuel commissions for the nine months ended September 30, 2002 included approximately $106,000 deposited into the Greyhound Capital Improvements Trust Fund, $94,000 into the Greyhound Adoption Fund and $151,000 into the Greyhound Promotional Trust Fund. During same period of 2001 such amounts were $176,000, $0, and $176,000 respectively.


OPERATING EXPENSES
         Operating expenses of approximately $11.9 million for the nine months ended September 30, 2002 decreased by approximately $713,000 from approximately $12.6 million for the nine months ended September 30, 2001. The decrease is the result of cost savings in payroll and operations of approximately $500,000 as well as decreased purses due to handle declines of approximately $6 million.


INTEREST EXPENSE
         Interest expense decreased by approximately $80,000 for the nine months ended September 30, 2002 from $384,000 in the nine months ended September 30, 2001 to approximately $304,000 in the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
         At September 30, 2002, the Company had a working capital deficit of approximately $414,000, and a stockholders' deficit of approximately $620,000. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

         The Company's cash and cash equivalents totaled approximately $183,000 at September 30, 2002, compared with $12,000 at December 31, 2001.

         The Company generated a cash deficit from operations of approximately $295,000 during the first nine months of 2002 as compared to a deficit of $33,000 during the corresponding period in 2001. Non-cash items included in the Company's net loss in the first nine months of 2002 consist of depreciation and amortization expense of $467,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities used approximately $547,000 of cash in the first nine months of 2002.

         Net cash used in investing activities in 2002 of approximately $555,000 represents additions to property, plant and equipment.

         On September 3, 2002, Wonderland Greyhound Park Realty, LLC, a subsidiary of the Company, entered into a $6,500,000 Loan, Reimbursement and Security Agreement with Boston Federal Savings Bank. This loan is collateralized by a mortgage on all real and personal property located at Wonderland Greyhound Park. A portion of the proceeds from this loan transaction was used to refinance the Company's then existing credit facility with Century Bank and Trust Company. The Company is the guarantor of the loan from Boston Federal Savings Bank.

         Financing activities in 2002 generated approximately $1.0 million of cash in the course of the refinancing of the Company's long term debt.

         The Company is currently undertaking a capital improvements program to improve its track and patron facilities. It is anticipated that these expenditures will be fully funded by the Capital Improvement Trust fund and a grant program contained in the racing legislation enacted in November 2001.

         The Company received a short-term working capital advance from Charles
F. Sarkis, an officer of the Company, of $300,000 in March 2002. This funding accrued interest at a rate of 12% and was repaid with a portion of the proceeds received in connection with the loan transaction with Boston Federal Savings Bank.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)

         The Company believes that it will generate enough cash from operations to satisfy its anticipated obligations during 2003.

CRITICAL ACCOUNTING POLICIES
         In accordance with the U.S. Securities and Exchange Commission Release Nos. 33-8040, 34-45149 and R-60, the Company's Critical Accounting Policies are as follows:

USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates that could impact on the Company's results of operations include those relating to contractual obligations and other accrued expenses. Actual results could differ from those estimates.

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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)

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

         The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim consolidated financial statements and the notes thereto included in Part I,
Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

------------- ---------------------------------------------------
Exhibit
Number        Description
------------- ---------------------------------------------------
(99.1)        Certification Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002.
------------- ---------------------------------------------------

(b) Reports on Form 8-K
None

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE WESTWOOD GROUP, INC.

Date November 14, 2002             /s/ Richard P. Dalton
                                   -------------------------------------------
                                   Richard P. Dalton President,
                                   Chief Executive Officer and Director
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Richard P. Dalton, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of The Westwood Group
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly;

4. The registrant other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves Management or other employees have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                               /s/ Richard P. Dalton
                                               -----------------------------
                                               Chief Executive Officer
                                               (Principal Executive Officer
                                               and Principal Financial Officer)