Form 10-Q/A
period 2002-09-30
WESTWOOD GROUP INC
filed 2002-12-20
CIK 83530

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

                                EXPLANATORY NOTE

        The Registrant is filing this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2002 solely for the purposes of (i) revising the discussion in Part I, Item 2 under "Liquidity and Capital Resources" to revise the discussion of the Loan Reimbursement and Security Agreement, dated as of September 3, 2002; (ii) filing the Loan Reimbursement and Security Agreement as an exhibit hereto; (iii) correcting a clerical error in Part I, Item 1 of the Consolidated Statements of Cash Flows; and (iv) correcting a clerical error in Part I, Item 2. No other changes are being made by means of this Amendment.

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

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 For the Nine Months Ended
                                                                             September 30,        September 30,
 (Unaudited)                                                                     2002                  2001
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             ($214,416)             $912,422
                                                                   ------------------------------------------
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:

     Depreciation and amortization                                              467,038               357,660
     Change in accounting estimate                                                   --            (1,058,007)
     Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash                                  (222,970)              186,479
       (Increase) in escrowed cash                                             (167,046)                   --
       Decrease in accounts receivable                                           30,462                45,179
       (Increase) decrease in prepaid expenses and other
         current assets                                                         167,131              (131,395)
       Decrease (increase) in other assets, net                                  21,780                (5,081)
       Increase in accounts payable and other accrued
        liabilities                                                              84,805                43,098
       (Decrease) in outstanding parimutuel tickets                             (25,540)              (92,126)
       (Decrease) in accrued executive bonus long term portion                  (54,352)              (70,155)
       (Decrease) in other long term liabilities                               (381,571)             (221,060)
                                                                   ------------------------------------------
        Total adjustments                                                       (80,263)             (945,408)
                                                                   ------------------------------------------
            Net cash used in operating activities                              (294,679)              (32,986)
                                                                   ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant and equipment                               (554,805)             (104,345)
                                                                   ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments of debt                                                (406,285)             (218,239)
     Retirement of debt                                                      (3,856,218)                   --
     Proceeds of debt financing                                               5,400,000                    --
     (Increase) in deferred financing costs                                    (254,432)                   --
     Decrease in notes receivable, officers                                     137,246               364,701
                                                                   ------------------------------------------
Net cash provided by financing activities                                     1,020,311               146,462
                                                                   ------------------------------------------

Net increase in cash and cash equivalents                                       170,827                 9,131
Cash and cash equivalents, beginning of period                                   12,355               141,310
                                                                   ------------------------------------------
Cash and cash equivalents, end of period                                       $183,182              $150,441
                                                                   ==========================================

Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                                                                    $273,076              $322,561
                                                                   ==========================================
   Income taxes                                                                 $26,035               $42,265
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

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                                   (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During 2001, the Company and the owners of other area racetracks worked to enact legislation which would permit the Company and the other greyhound track to continue to provide simulcast broadcasting of thoroughbred racing on a more frequent basis, as well as providing for a decrease in the pari-mutuel taxes paid to the Commonwealth and that the funds available from the pari-mutuel tax decrease be made available for increases in purses and the Greyhound Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund and the implementation of an off-track betting system. On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this new statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. This legislation also provides that the Company is to pay premiums for the right to simulcast interstate thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition, to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse account of the individual racetracks responsible for such unclaimed wagers. The Westwood Group also received a one-time grant of $300,035 during 2002 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the new statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts. Despite the enactment of this legislation and the initial potential for an increase in cash flow from such legislation, management does not believe that this new legislation has materially benefited the Company's overall racing operations since November 2001.

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

        On September 3, 2002, Wonderland Greyhound Park Realty, LLC, an indirect wholly owned subsidiary of the Company, entered into a Loan Reimbursement and Security Agreement with Boston Federal Savings Bank, a financial institution with offices in Burlington, Massachusetts. Pursuant to the terms of this loan agreement, the Company is the guarantor of the loan. The credit facility is in the amount of $6,500,000, which bears interest at a rate of 6.5% per annum and is secured by a mortgage on the land at 190 V.F.W. Parkway, Revere, Massachusetts. The credit facility's maturity date is September 1, 2005. An initial advance was made at the closing for $5,400,000, and as of September 30, 2002, $1,100,000 is available under the terms of the agreement, of which will be disbursed upon satisfaction of certain conditions. $500,000 (of the remaining $1,100,000) may be drawn down only in the event that the Westwood Group undertakes to purchase stock from stockholders pursuant to the reverse stock split and that the remaining $600,000 shall be used for working capital. Under the credit facility, the borrower agrees to maintain certain debt to equity ratios and to deliver certain financial information to the lender during the term of the loan. In addition, the borrower agrees not to further encumber, sell or transfer the property and that it will not incur additional indebtedness. Pursuant to the credit facility, borrower agrees to pay lender an annual fee in the amount of one percent (1%) per annum of amount of money loaned and a one-time a non-refundable commitment fee of $65,000.
There are no plans or arrangements to refinance or repay the loan at the current time.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

------------- ---------------------------------------------------
Exhibit
Number        Description
------------- ---------------------------------------------------
(10.1)        Loan Reimbursement and Security Agreement, dated
              as of September 3, 2002.

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

                                   THE WESTWOOD GROUP, INC.

Date December 20, 2002              /s/ Richard P. Dalton
                                   -------------------------------------------
                                   Richard P. Dalton President,
                                   Chief Executive Officer and Director
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Richard P. Dalton, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The Westwood Group Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: December 20, 2002


                                                /s/ Richard P. Dalton
                                               -----------------------------
                                               Chief Executive Officer
                                               (Principal Executive Officer
                                               and Principal Financial Officer)