Form 10-K
period 2002-12-31
WESTWOOD GROUP INC
filed 2003-04-15
CIK 83530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               190 V.F.W. Parkway
                                Revere, MA 02151
          (Address of principal executive offices, including zip code)

                                  781-284-2600

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                           Common Stock-$.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-24 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2002 was:

                             TOTAL NO. OF SHARES OF
                            COMMON STOCK HELD BY NON-
PRICING OF VOTING STOCK           AFFILIATES             AGGREGATE MARKET VALUE
-----------------------     -------------------------    ----------------------
        $0.80                     228,310 (2)                   $182,648.00



(1) Reflects the price of shares of Common Stock, par value $0.01 per share, traded on June 17, 2002, which is the last date the stock was traded prior to the end of the most recently completed second fiscal quarter. The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for the Company's Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2003 was as follows:

Common Stock, $.01 par value: 351,210
Class B Common Stock, $.01 par value: 912,015

THE WESTWOOD GROUP, INC.
ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 10-K

TABLE OF CONTENTS
PART I
ITEM 1.       BUSINESS
ITEM 2.       DESCRIPTION OF PROPERTY
ITEM 3.       LEGAL PROCEEDINGS
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS
ITEM 6.       SELECTED FINANCIAL DATA
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.      EXECUTIVE COMPENSATION
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14.      CONTROLS AND PROCEDURES
ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

SIGNATURES
CERTIFICATION
EXHIBIT INDEX

         Exhibit 21.1      List of Subsidiaries
         Exhibit 23.1      Consent of Independent Auditors
         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           FORWARD-LOOKING STATEMENTS

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements contained throughout this Annual Report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital.

      References to "we," "us," "our," the "Company," "Westwood" or the "Westwood Group" refer to The Westwood Group, Inc., and in some cases, its subsidiaries, as well as all predecessor entities. Our principal executive offices are located at 190 V.F.W. Parkway, Revere, Massachusetts, 02151, and our telephone number is (781) 284-2600.

                                     PART I

ITEM 1. BUSINESS

(a) General

      The Westwood Group, Inc. was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. The Company operates Wonderland Greyhound Park ("Wonderland" or "Wonderland Park"), a pari-mutuel greyhound racing facility located in Revere, Massachusetts. Until July 1997, the Company also operated a pari-mutuel harness racing facility located in Foxboro, Massachusetts. (See Item 3, "Legal Proceedings").

(b)  Business Segments

      The Company operates solely in the pari-mutuel greyhound racing industry.

(c)  Description of Business

         The Company's wholly-owned subsidiary, Wonderland Greyhound Park, Inc., operates a greyhound racetrack, located in the City of Revere, Massachusetts. Revere adjoins the City of Boston. Wonderland Park is approximately five miles north of downtown Boston and is served directly by major transportation routes and the Massachusetts Bay Transportation Authority rail line. The racetrack is approximately two miles from Boston's Logan International Airport.

      In addition to the racetrack, the Company maintains and operates two (2) full service restaurants, a sports bar and other concession facilities at the racetrack to serve patrons of Wonderland Park. The racetrack facility can accommodate 10,000 patrons. The average attendance per day in 2002 was approximately 801 persons. The total attendance for the year was approximately 260,000 persons. The complex encompasses a total of approximately thirty-five
(35) acres, including paved and lighted parking which has capacity for approximately 2,300 cars.

      Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland is authorized to conduct up to 520 live matinee and evening performances during any calendar year. In addition to conducting 324 live racing performances during 2002, Wonderland provided its patrons with simulcast wagering from 52 various greyhound, thoroughbred and harness tracks throughout the country. Wonderland also broadcasts its simulcast signal to 90 locations throughout the country. The Company is continuing its efforts to penetrate new markets into which it can broadcast its signal and to develop new ways to provide quality racing entertainment to its on-track patrons. See "Government Regulation" below for a discussion of simulcast legislation.

      The Company's annual revenues are mainly derived from the commissions that it receives from wagers made by patrons during its racing performances and from admission and concession charges at such performances. Wagers at Wonderland are placed under the pari-mutuel wagering system, pursuant to which the winning bettors in each race divide the total amount bet on the race in proportion to the sums they wagered individually, after deducting certain percentages governed by state law including amounts which are reserved for The Commonwealth of Massachusetts, the owners of the winning greyhounds and the racetrack.

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

      The average gross pari-mutuel commission on live racing at Wonderland was approximately 24% of each $1.00 wagered on track during 2002, 2001 and 2000. Out of this amount, approximately 6% is distributed to kennel operators as purses paid, 5% is paid to The Commonwealth of Massachusetts in the form of pari-mutuel tax and 0.5% each is deposited into the Greyhound Adoption Trust Fund and Promotional Trust Fund.

      The Commissioners of The Commonwealth of Massachusetts State Racing Commission, as individuals, are the trustees and Wonderland is the beneficiary of the Greyhound Capital Improvements and Promotional Trust Funds which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

      During July 1997, the Company's harness racing subsidiary, Foxboro Park, Inc., was evicted from the Foxboro Raceway. (See Item 3, "Legal Proceedings"). As such, its operating results are reflected as discontinued operations.

      In February 1998, the Company executed an Assignment for the Benefit of Creditors for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. The assignment was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors.

(d) Competition and Marketing

      The Company is trying to adapt and survive in a dramatically changing environment, one in which the Company and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered. The Company continues to be negatively impacted by a strong Massachusetts state lottery, two (2) Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons.

      Furthermore, Wonderland is at a competitive disadvantage when compared with other New England greyhound racetracks in that the simulcast legislation only permits Wonderland to offer a very limited amount of simulcasting from thoroughbred racetracks due to its proximity to the Suffolk Downs thoroughbred racetrack.

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

      On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the then acting governor of Massachusetts. Under this statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. The new legislation also provides that the Company is required to pay premiums for the right to simulcast out-of-state thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse accounts of the individual racetracks responsible for such unclaimed wagers. During 2001, the Company received a one-time grant of $300,035 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

      Despite the enactment of this legislation and the potential for increase in cash flow from such legislation, management does not believe that this legislation in its current state has or will materially benefit the Company's overall racing operations.

      Management has worked diligently over the past decade in attempting to convince the governors and the Massachusetts state legislature of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. While various legislation was introduced, including for the upcoming legislative session, the Massachusetts state legislature took no action on gaming in the years 2000, 2001, and 2002. On October 3, 2002, the then acting Governor of Massachusetts issued an executive order establishing an exploratory commission to study and report on the potential impact, both positive and negative, of the potential expansion of legalized gaming in Massachusetts. This commission held public hearings in four locations throughout the Commonwealth and reported its findings to the Governor on December 31, 2002.

      The work of this commission was divided among four subcommittees. Each subcommittee was assigned to focus exclusively on the potential regulatory, economic development, fiscal or social and cultural impact of the expansion of gaming, respectively. The report describes the findings of each subcommittee with respect to each area to which it was assigned. This commission's report did not recommend that the Governor and/or the state legislature enact legislation that would expand gaming, but instead focuses on the various ways that the expansion of legalized gaming could possibly impact, both negatively and positively, the Commonwealth and its citizens.

      Management is unable to predict what, if any, impact this report will have on the overall prospects for the enactment of legislation in Massachusetts to expand legalized gaming. There is no assurance that the release of this report will prompt or thwart the introduction or enactment of such legislation. This is not the first time a commission of this type had been formed. Over the past decade, when similar commissions have proposed the introduction of gaming legislation, numerous bills have been introduced, but legislation has never been enacted despite being supported of by the then Governor of The Commonwealth of Massachusetts and certain state legislators. Moreover, there is no assurance that newly elected Governor Romney or the state legislature will adopt the findings of this commission.

      According to published newspaper accounts, Governor Romney has directed his Chief of Commerce and Labor, Robert Pozen, to conduct an independent analysis of the possible expansion of gaming, which is not anticipated to be completed until some time in the spring of 2003. In addition, according to such newspaper accounts, Governor Romney is considering introducing legislation to allow video slot machines at two to four unspecified sites in the Commonwealth with five-year licenses to be auctioned to the highest bidders. In a recent hearing of the Government Regulations Committee of the Massachusetts House of Representatives, Mr. Pozen, on behalf of the Romney administration, stated that 7,200 slot machines at three unspecified sites could raise as much as $300 million annually in additional state tax revenues. At this same hearing, a number of other of gaming-related proposals were discussed. According to published newspaper accounts, on April 15, 2003, the House of Representatives will debate two gaming bills related to permitting slot machines at the Commonwealth's four racetracks and authorizing slot machines and full-scale casinos. According to newspaper accounts, the Government Regulations Committee has recommended that both gaming bills be defeated.

      If Governor Romney and/or the state legislature determines to introduce or enact legislation in 2003 to expand gaming, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Westwood Group would in fact benefit from such legislation if ultimately enacted.

(f) Employees

      At March 31, 2003, the Company employed approximately 350 persons.

ITEM 2. DESCRIPTION OF PROPERTY

      The racetrack facilities, which are located in Revere, Massachusetts, include a one-quarter mile oval sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. Wonderland Greyhound Park is mortgaged to secure the indebtedness owed under a term loan to the Boston Federal Savings Bank. (See Item 7, "Liquidity and Capital Resources," and Note 3 of Notes to Consolidated Financial Statements).

      The executive offices are owned by the Company and are located at Wonderland Greyhound Park in Revere, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that arise in the ordinary course of its business.

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

      In January 2001, the Company lost at arbitration a claim brought against it by a former totalisator vendor. The judgment amount was $468,000. This amount has been recorded in "Other income (expense), net" as of the fourth quarter of 2000 and fully accrued in current liabilities. As of December 31, 2001, the judgment amount, plus accrued interest thereon, totaled $538,000. The arbitrator's decision was appealed to the United States Federal District Court in Massachusetts and overturned. The former vendor appealed the District Court decision to the United States Federal Circuit Court of Appeals, which upheld the arbitrator's original decision. The case was returned to the United States Federal District Court where a judgment was entered. The parties have negotiated a settlement agreement which provides for an aggregate payment in the amount of $603,534 to be paid by the Company in weekly installments ranging from $1,374 to $2,000, with the remaining balance due and payable on April 1, 2003. The Company paid remaining balance on September 3, 2002 in connection with entering into its new credit facility with Boston Federal Savings Bank (See Item 7 under the caption "Liquidity and Capital Resources" for a description of the credit facility) with Boston Federal Savings Bank.

      On March 18, 2003, the Company received an Administrative Complaint and Ex Parte Motion for a Temporary Order to Cease and Desist from the Secretary of the Commonwealth, Securities Division of The Commonwealth of Massachusetts, one day prior to the date of the special meeting of the stockholders to approve a proposed reverse stock split, which, if approved, would have resulted in the Company changing its status from a public company to a private company (See Item 7 under the caption "Liquidity and Capital Resources" for a description of the proposed reverse stock split). The Administrative Complaint, which was prompted by the receipt by the Massachusetts Securities Division of an anonymous letter from a Company stockholder, claims that the Westwood Group failed to disclose certain information to the stockholders in the Company's Proxy Statement, which the Division alleges to be "material." The stockholders' meeting scheduled for March 19, 2003, in order to approve the proposed going private transaction, was adjourned in order to permit the Company to address this matter. On April 8, 2003, the Company filed an answer in response to the Administrative Complaint denying each of the allegations set forth in the Administrative Complaint. A hearing to address the Ex Parte Motion for a Temporary Order to Cease and Desist has been scheduled for the end of April 2003.

      On April 1, 2003, a class action complaint was filed by a stockholder of the Company, Joseph I. Messina, against the Westwood Group and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information that Mr. Messina alleges to be "material". The Company disputes all of the allegations set out in the Complaint and will take appropriate action to address this Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2002, there were no matters submitted to a vote of the securities holders, through the solicitation of proxies or otherwise.

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

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 Fiscal year ended December 31, 2002, the sales prices per share of Common Stock are as follows:

           First Quarter     Second Quarter     Third Quarter     Fourth Quarter
           -------------     --------------     -------------     --------------
High               $0.80              $1.10             $1.25              $7.00
Low                $0.80              $0.80             $0.80              $0.51


Fiscal year ended December 31, 2001, sales prices per share of Common Stock are as follows:

           First Quarter     Second Quarter     Third Quarter     Fourth Quarter
           -------------     --------------     -------------     --------------
High               $0.75              $1.00          No Sales              $0.85
Low                $0.75              $0.75          No Sales              $0.85

During the first quarter of 2003 through March 17, 2003, our common stock traded at prices ranging from a low sales price of $3.10 to a high sales price of $8.00.

(b) Approximate Number of Record Holders of Common Stock and Class B Common
Stock

                                             Number of Record Holders As Of
Title or Class                                       March 31, 2003
--------------                               -------------------------------
Common Stock - par value $.01                             425

Class B Common Stock - par value $.0                       11

(c) Dividend History

      No dividends were declared by the Company on its Common Stock during 2002, 2001, or 2000. The Company has not paid a cash dividend on its Class B Common Stock to date. The Company does not intend to pay cash dividends on either Common Stock or Class B Common Stock in the immediate future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

      This table provides certain information as of December 31, 2002, with respect to our equity compensation plans:

                                                       Number of Securities    Weighted average        Number of
                                                        to be issued upon       exercise price         securities
                                                           exercise of          of outstanding         Remaining
                                                       outstanding options,    options, warrants     available for
                                                       warrants and rights        and rights        Future issuance
               Plan Category                                  (a)                    (b)                 (c)
--------------------------------------------------     -------------------     -----------------    ---------------
Equity compensation plans approved by security
holders                                                            0                  N/A                  0

Equity compensation plans not approved by security
holders                                                      113,573(1)              $3.00                 0

Total                                                        113,573                 $3.00                 0

(1) Options for 92,500 shares of the Company's Common Stock were granted pursuant to individual compensation agreements, which are described under Item 11 under the caption "Stock Option Agreement." A former director of the Westwood Group has the right to receive an estimated 21,073 shares of the Company's Common Stock (See Item 13).

ITEM 6. SELECTED FINANCIAL DATA

      The following data insofar as it relates to the three fiscal years ended December 31, 2000 through December 31, 2002 has been derived from the Consolidated Financial Statements appearing herein, including the Consolidated Balance Sheets as of December 31, 2002 and 2001 and the related Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002. The data insofar as it relates to the Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998 and the Consolidated Statement of Operations for the fiscal years ended December 31, 1999 and 1998 have been derived from our historical financial statements of those periods.

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                      2002             2001            2000             1999              1998
                                                  -----------      -----------      -----------      -----------      -----------
CONSOLIDATED STATEMENT OF                                    (Dollars in Thousands Except Per Share and Share Amounts)
OPERATIONS DATA
Operating revenue                                 $    15,794      $    16,983      $    17,671      $    17,545      $    18,971
                                                  -----------      -----------      -----------      -----------      -----------
Expenses:

   Operating expenses                                  15,881           15,847           16,749           16,361           17,506
   Depreciation and amortization                          642              536              524              584              700
                                                  -----------      -----------      -----------      -----------      -----------
    Total expenses                                     16,523           16,383           17,273           16,945           18,206
                                                  -----------      -----------      -----------      -----------      -----------

Income (loss) from operations                            (729)             600              398              600              765

Interest expense, net                                    (375)            (515)            (461)            (499)            (398)
Loss on sale of investment                                 --               --               --           (1,809)              --
Change in accounting estimate                              --             1,058              --               --               --

Other income (expense), net (2)                           (31)             (21)            (693)               3              525
                                                  -----------      -----------      -----------      -----------      -----------

Income (loss) before income taxes                      (1,135)           1,122             (756)          (1,705)             892

Provision for income taxes                                 62               46               93               91               83
                                                  -----------      -----------      -----------      -----------      -----------

Income (loss) from continuing operations before
operations of discontinued harness racing
subsidiary                                             (1,197)           1,076             (849)          (1,796)             809
Gain from operations of discontinued
harness racing subsidiary (net of income
taxes of $20,400 in 1998)                                  --              351              353               --            1,001

                                                  -----------      -----------      -----------      -----------      -----------

Net income (loss)                                 ($    1,197)     $     1,427      ($      496)     ($    1,796)     $     1,810
                                                  ===========      ===========      ===========      ===========      ===========

Basic per share data:

 Income (loss) from continuing
 operations                                       ($     0.95)     $      0.85      ($     0.67)     ($     1.42)     $      0.63
 Income from discontinued operations                       --             0.28             0.28               --             0.81
                                                  -----------      -----------      -----------      -----------      -----------

 Net income (loss)                                ($     0.95)     $      1.13      ($     0.39)     ($     1.42)     $      1.44
                                                  ===========      ===========      ===========      ===========      ===========

Weighted average common shares outstanding          1,263,225        1,263,225        1,263,225        1,263,225        1,261,252
                                                  ===========      ===========      ===========      ===========      ===========

Diluted per share data:

 Income (loss) from continuing operations         ($     0.95)     $      0.85      ($     0.67)     ($     1.42)     $      0.63

 Income from discontinued operations                       --             0.28             0.28               --             0.78
                                                  -----------      -----------      -----------      -----------      -----------

Net income (loss)                                 ($     0.95)     $      1.13      ($     0.39)     ($     1.42)     $      1.41
                                                  ===========      ===========      ===========      ===========      ===========

Diluted weighted average common shares
outstanding                                         1,263,225        1,263,225        1,263,225        1,263,225        1,281,243
                                                  ===========      ===========      ===========      ===========      ===========

                                                                                     AS OF DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                         2002             2001             2000             1999            1998
                                                        -----            -----            -----            -----           ------
CONSOLIDATED BALANCE SHEET DATA
Working capital (deficit)                             $  (376)         $(1,201)         $(2,186)         $(1,543)         $(3,381)

Total assets                                            7,127            6,913            7,780            9,413           13,369

Long-term debt (1)                                      5,531            3,772            4,096            4,392            5,551

Stockholders' equity (deficiency)                      (1,844)            (405)          (1,772)          (1,259)             466

(1) Long-term debt at December 31, 2002, 2001, 2000, 1999 and 1998 excludes $96,
$324, $295, $273 and $351, respectively, of long-term debt reclassified as current obligations (see Note 3 of Consolidated Financial Statements).

(2) The table above reflects the Company's accounting for its investment in Back Bay Restaurant Group, Inc. ("BBRG") under the equity method. Other income (expense), net contains income of approximately $157,000 and $525,000 from the Company's investment in BBRG for 1999 and 1998, respectively.

(3) Interest expense is net of interest income of $7, $7, $25, $10 and $45 for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Results of Operations" and elsewhere in this annual report.

General

      Wonderland currently conducts live racing seven (7) nights per week, April through September, and six (6) nights per week throughout the rest of the year. Wonderland also offers simulcast wagering afternoons and evenings throughout the year. The table below illustrates certain key statistics for Wonderland for each of the past three (3) years:

                                        2002     2001     2000
                                        ----     ----     ----
Performances                             324      333      350
Simulcast days                           361      361      363
Pari-mutuel handle (millions)
   Live-on track                        $ 16     $ 20     $ 23
   Live-simulcast                         30       34       40
   Guest-simulcast                        49       49       50
                                        ----     ----     ----
                                        $ 95     $103     $113
                                        ====     ====     ====

Total attendance (thousands)             260      290      313
                                        ====     ====     ====
Average per capita on site wagering     $252     $239     $233
                                        ====     ====     ====

      Wonderland has been granted a license to conduct up to 520 racing performances during 2003.

Results of Operations

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

      On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. This legislation also provides that the Company is to pay premiums for the right to simulcast interstate thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition, to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse account of the individual racetracks responsible for such unclaimed wagers. The Westwood Group also received a one-time grant of $300,035 during 2001 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

      Despite the enactment of this legislation and the initial potential for an increase in cash flow from such legislation, management does not believe that this legislation has materially benefited the Company's overall racing operations since November 2001.

      The Company is still experiencing a decline in total attendance and live-on track handle caused by a variety of factors, including a general decline in the pari-mutuel racing industry, the negative effect of the ballot initiative on greyhound racing's image, and strong competition for the wagered dollar from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states. (See Item 1D, "Competition and Marketing").

      Management has worked diligently over the past decade in attempting to convince the Governors and the Massachusetts state legislature of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. While various legislation was introduced, including for the upcoming legislative session, the Massachusetts state legislature took no action on gaming in the years 2000, 2001, and 2002. On October 3, 2002, the then acting Governor of Massachusetts issued an executive order establishing an exploratory commission to study and report on the potential impact, both positive and negative, of the potential expansion of legalized gaming in Massachusetts. This commission held public hearings in four locations throughout the Commonwealth and reported its findings to the Governor on December 31, 2002. This commission's report did not recommend that the Governor and/or the state legislature enact legislation that would expand gaming, but instead focuses on the various ways that the expansion of legalized gaming could possibly impact, both negatively and positively, the Commonwealth and its citizens.

      According to published newspaper accounts, Governor Romney has directed his Chief of Commerce and Labor, Robert Pozen, to conduct an independent analysis of the possible expansion of gaming, which is not anticipated to be completed until some time in the spring of 2003. In addition, according to such newspaper accounts Governor Romney is considering introducing legislation to allow video slot machines at two to four unspecified sites in the Commonwealth with five-year licenses to be auctioned to the highest bidders. In a recent hearing of the Government Regulations Committee of the Massachusetts House of Representatives, Mr. Pozen, on behalf of the Romney administration, stated that 7,200 slot machines at three unspecified sites could raise as much as $300 million annually in additional state tax revenues. At this same hearing, a number of other of gaming-related proposals were discussed. According to published newspaper accounts, on April 15, 2003, the House of Representatives will debate two gaming bills related to permitting slot machines at the Commonwealth's four racetracks and authorizing slot machines and full-scale casinos. According to newspaper accounts, the Government Regulations Committee has recommended that both gaming bills be defeated.

      If Governor Romney and/or the state legislature determines to introduce or enact legislation in 2003 to expand gaming, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Westwood Group would in fact benefit from such legislation if ultimately enacted.

Operating Revenue for year ended December 31, 2002 compared to year ended December 31, 2001

      Total operating revenue including pari-mutuel commissions declined by 7% or approximately $ 1.2 million to $15.8 million in 2002 as compared to $17.0 million in 2001. Total handle decreased by 8% in 2002 to $95 million as compared to $103 million in 2001. Live-on track handle decreased by $4 million or 20% in 2002 to $16.0 million as compared to $20.0 million in 2001, while live-simulcast handle decreased by $4 million or 11% in 2002 to $30 million compared to $34.0 million in 2001. Guest-simulcast handle remained unchanged from 2001 to 2002.

      Wonderland had nine fewer live racing performances in 2002 for a total of 324 live performances as compared to 333 live performances in 2001, with a 10% decrease in attendance between 2002 and 2001. Concessions revenue increased 5% to $1.6 million in 2002 from $1.5 million in 2001. Concessions revenue consists of food, beverage, program sales, and advertising income.

      Other operating revenue declined by 29% to $1.4 million in 2002 from $2.0 million in 2001. Pari-mutuel commissions for the year ended December 31, 2002 included approximately $124,000 deposited into the Greyhound Capital Improvements Trust Fund, $80,000 into the Greyhound Adoption Fund, and $204,000 into the Greyhound Promotional Trust Fund. During same period of 2001, such amounts were $244,000, $0, and $246,000, respectively. These funds are maintained through remittance by Wonderland of a percentage of the handle that is retained by Wonderland after payment to bettors. Reimbursement is periodically approved by The Commonwealth of Massachusetts to the extent that the trust fund balance equals or exceeds the reimbursements for which the Company applied.

Operating Revenue for year ended December 31, 2001 compared to year ended December 31, 2000

      Total operating revenue including pari-mutuel commissions declined by 4% or approximately $ 700,000 in 2001 to $17.0 million as compared to $17.7 million in 2000. Total handle in 2001 was $103 million as compared to $113 million in 2000. Live-on track handle decreased by $3 million or 13% in 2001 to $20.0 million as compared to $23.0 million in 2000, while live-simulcast handle decreased by $6 million or 15% to $34.0 million. Guest-simulcast handle decreased by approximately $1.0 million or 2% in 2001 to $49.0 million as compared to $50.0 million in 2000.

      Wonderland had seventeen (17) fewer live racing performances in 2001 for a total of 333 live performances as compared to 350 live performances in 2000, with a 7% decrease in attendance between 2001 and 2000. Concessions revenue decreased slightly to $1.5 million in 2001 from $1.6 million in 2000. Concessions revenue consists of food, beverage, program sales, and advertising income. Other operating revenue remained essentially unchanged compared to 2000.

Operating Expenses for the year ended December 31, 2002 compared to year ended December 31, 2001

      Total operating expenses were $16.5 million and $16.4 million in 2002 and 2001, respectively. Purse expense declined by 7% because of the decline in on-track handle. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of The Commonwealth of Massachusetts based upon on-track handle. During 2002, administrative and operating expenses increased by approximately $260,000 or 5% compared to the same period in 2001. This increase was mainly the result of costs related to our going private transaction.

Operating Expenses for the year ended December 31, 2001 compared to year ended December 31, 2000

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

Depreciation and Amortization

      Depreciation and amortization increased in 2002 as compared to 2001 by approximately $106,000 and increased by approximately $12,000 in 2001 from 2000. The increase during 2002 was the result of extensive capital additions to the track facility. The Company continues to replace capital items as they become obsolete.

Interest Expense

      Interest expense during 2002 declined by approximately $140,000 as the result of lower average outstanding balances and advantageous refinancing of the Company's long term debt.

      During 2001, interest expense increased by approximately $54,000 as compared to 2000. The increase was the result of interest accrued on a litigation settlement with a totalisator vendor whose amount became known at the end of 2001.

Other Income (Expense)

      During 2001, the Company realized $1,058,007 in income from a change in accounting estimate related to a long-term liability. In the event that the Company had not realized this $1,058,007, its income from continuing operations would have been $18,000 in 2001.

      In January 2001, the Company lost at arbitration a claim brought against it by a former totalisator vendor. The judgment amount was $468,000. This amount was recorded as "other expense" during the year ended December 31, 2000.

Provision For Income Taxes

      The Company's provision for income taxes was less than the statutory federal tax rate of 34% during 2002, 2001, and 2000 primarily due to the utilization of available net operating loss carryforwards for which the related deferred tax asset has been fully reserved. The provision for taxes of $62,000 in 2002, $46,000 in 2001, and $94,000 in 2000 consists of state income taxes.

Discontinued Operations

      Foxboro Park, Inc. ("Foxboro," which term as used herein includes its wholly-owned subsidiaries) conducted seasonal live harness racing generally two
(2) evenings and two (2) matinees per week, while simulcasting afternoons and evenings through July 1997. (See Item 3, "Legal Proceedings;" and Note 4 of Notes to Consolidated Financial Statements). In 2001 and 2000, the Company recognized gains of $351,000 and $353,000 resulting from the reduction of liabilities related to discontinued operations.

Liquidity and Capital Resources

      At December 31, 2002, the Company had a working capital deficit of approximately $376,000, and a stockholders' deficit of approximately $1.8 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

      The Company's cash and cash equivalents totaled approximately $114,000 at December 31, 2002, compared with $12,000 at December 31, 2001. The Company generated a cash deficit from operations of approximately $ 520,000 during 2002 as compared to a deficit of $143,000 during 2001. Non-cash items included in the Company's net loss in 2002 consist of depreciation and amortization expense of $642,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities generated approximately $275,000 of cash in 2002. Net cash used in investing activities in 2002 of approximately $405,000 primarily represents additions to property, plant and equipment.

      On September 3, 2002, Wonderland Greyhound Park Realty, LLC, a subsidiary of the Company, entered into a $6,500,000 Loan, Reimbursement and Security Agreement with Boston Federal Savings Bank. This loan is collateralized by a mortgage on all real and personal property located at Wonderland Greyhound Park. A portion of the proceeds from this loan transaction was used to refinance the Company's then existing credit facility with Century Bank and Trust Company. The Company is the guarantor of the loan from Boston Federal Savings Bank. Financing activities in 2002 generated approximately $1.0 million of cash in the course of the refinancing of the Company's long-term debt.

      The Company is currently undertaking a capital improvements program to improve its track and patron facilities. It is anticipated that these expenditures will be fully funded by the Capital Improvement Trust Fund and a grant program contained in the racing legislation enacted in November 2001. The Company received a short-term working capital advance from Charles F. Sarkis, Chairman of the Company, of $300,000 in March 2002. This funding accrued interest at a rate of 12% and was repaid with a portion of the proceeds received in connection with the loan transaction with Boston Federal Savings Bank.

      The Company believes that it will generate enough cash from operations to satisfy its anticipated obligations during 2003.

      On February 13, 2003, the Company filed a Definitive Proxy Statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 1,500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split had been approved by a majority of the voting power of the Company's stockholders, then holders of less than 1,500 shares immediately prior to such meeting would have been cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public company to a private company. This would have relieved the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the Federal securities laws and to permit small stockholders to receive liquidity for their shares without having to pay brokerage commissions. The proposed reverse stock split would have (i) caused the Westwood Groups to redeem shares held by approximately 400 holders of record of Common Stock, (ii) retained record holders who hold 1,500 or more shares of Common Stock or Class B Common Stock, (iii) reduced the number of shares, on a pro-rata basis, held by the holders of record who hold 1,500 or more shares of Common Stock or Class B Common Stock, and (iv) changed the percent of outstanding Common Stock held by the remaining stockholders to 100%. Assuming the completion of the proposed reverse stock split and change in its status from a public company to a private company, the Company would have promptly thereafter initiated a tender offer for additional shares of its capital stock in order to provide those stockholders who would not have received a cash payment in connection with the proposed reverse stock split the opportunity to tender one post-reverse stock split share in return for $6,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

The special meeting of the Company's stockholders scheduled for March 19, 2003 was adjourned so that the Company could address allegations raised by the Massachusetts Securities Division in an Administrative Complaint and a lawsuit brought by a stockholder in Delaware Chancery Court (See Item 3, "Legal Proceedings"). Accordingly, the proposed going private transaction was not consummated.

Racing Subsidiary

      In order to meet the requirements for renewal of racing licenses in 2004, the Company's racing subsidiary must demonstrate that among other criteria, it is a financially stable entity, capable of disposing of its obligations on an annual basis. Although management is optimistic that it will be able to demonstrate sufficient financial stability in the application for a 2004 racing license, the Company cannot assure you that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2004 racing license, the adverse impact on the Company's financial results and position would be material.

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

Critical Accounting Policies

      Our accounting policies are disclosed in the Notes to the Financial Statements in this annual report. The more critical of these policies are described in the following paragraphs below.

Revenue Recognition

      The Company's annual revenues are mainly derived from the net commission that it receives from wagers made by patrons during its live-on track racing performances, live and guest-simulcast racing performances and from admission and concession charges at such performances. Inter-track receivables and payables are dependent on the accuracy of an independent totalisator vendor. This vendor's system has been independently reviewed and deemed reliable.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates that could impact on the Company's results of operations include those relating to settlement of liabilities related to discontinued operations, contractual obligations and other accrued expenses. Actual results could differ from those estimates.

Credit Facilities, Debt and Lease Payment Commitments

      During 2002, we repaid our outstanding debt with Century Bank and Trust Company with the proceeds we received from a term loan with Boston Federal Savings Bank. Under the Boston Federal Savings Bank term loan, we can borrow up to $6,500,000. As of December 31, 2002, we had borrowed a total $5,650,000 and $850,000 was available for future use. Of the available amount, $600,000 may be used for working capital purposes and $250,000 may be used to assist the Company for transaction costs to become a private company. Borrowings under the term loan bear interest at 6.5%. The term loan requires 34 monthly payments of principal and interest of $38,252. The final payment of $5,356,673 is due on September 1, 2005.

      Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $335,000, $342,000 and $292,000 in 2002, 2001 and 2000, respectively. Future minimum lease payments are due at amounts calculated as a percentage of our total handle amounts. We are also liable for numerous operating leases for automobiles and other operating equipment. The future minimum lease commitments relating to these noncancelable operating leases as of December 31, 2002 are not material.

New Accounting Standards

      In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the consolidated financial statements.

      On July 30, 2002, the FASB issued Statement No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and EITF No. 88-10, "Costs Associated with Lease Modification or Termination." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of this statement will not have a material impact on its operations.

     In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure - an amendment of SFAS Statement No. 123" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets

   Statements of operations

   Statements of changes in stockholders' deficiency and comprehensive income (loss)

   Statements of cash flows

   Notes to consolidated financial statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries
Revere, Massachusetts:


We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ BDO Seidman, LLP
                                               ---------------------------------


Boston, Massachusetts
March 26, 2003 (except for the matter discussed in Note 6
 as to which the date is April 1, 2003)

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

December 31,                                                                    2002              2001
------------                                                                ------------      ------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                $    114,327      $     12,355
   Restricted cash                                                               376,279           345,294
   Escrowed cash                                                                 294,996           180,608
   Accounts receivable                                                            20,781            42,825
   Notes receivable from officers, short-term portion (Note 10)                1,137,572           468,939
   Prepaid expenses and other current assets                                     134,583           136,730
                                                                            ------------      ------------

     Total current assets                                                      2,078,538         1,186,751
                                                                            ------------      ------------

PROPERTY, PLANT & EQUIPMENT (Note 3):

   Buildings and building improvements                                        19,094,811        18,663,406
   Machinery and equipment                                                     4,848,183         4,697,751
   Land                                                                          348,066           348,066
                                                                            ------------      ------------

                                                                              24,291,060        23,709,223

   Less accumulated depreciation and amortization                            (19,534,414)      (18,942,335)
                                                                            ------------      ------------

     Net property, plant and equipment                                         4,756,646         4,766,888
                                                                            ------------      ------------

OTHER ASSETS:

   Deferred financing costs, less accumulated amortization
     of $33,214 and $121,432 at December 31, 2002
     and 2001, respectively                                                      265,723            60,716
   Notes receivable from officers, less short-term portion (Note 10)                  --           847,593
   Other assets, net                                                              26,379            51,171
                                                                            ------------      ------------

     Total other assets                                                          292,102           959,480
                                                                            ------------      ------------

   Total assets                                                             $  7,127,286      $  6,913,119
                                                                            ============      ============

          See accompanying notes to consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

December 31,                                                                              2002              2001
------------                                                                          ------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Accounts payable and other accrued liabilities (Notes 2, 5 and 6)                 $  1,749,997      $  1,452,237
   Outstanding pari-mutuel tickets                                                        608,226           611,107
   Current maturities of long-term debt (Note 3)                                           96,072           324,525
                                                                                     ------------      ------------

     Total current liabilities                                                          2,454,295         2,387,869

LONG-TERM DEBT, less current maturities (Note 3)                                        5,531,302         3,772,186
ACCRUED EXECUTIVE BONUS, long-term portion                                                     --            54,352
OTHER LONG-TERM LIABILITIES (Notes 5 and 9)                                               985,827         1,104,145
                                                                                     ------------      ------------

   Total liabilities                                                                    8,971,424         7,318,552
                                                                                     ------------      ------------


COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)


STOCKHOLDERS' DEFICIENCY (Note 7):

   Common stock, $.01 par value; authorized 3,000,000 shares;
     1,944,409 shares issued                                                               19,444            19,444
   Class B common stock, $.01 par value; authorized 1,000,000
     shares; 912,615 shares issued                                                          9,126             9,126
   Additional paid-in capital                                                          13,379,275        13,379,275
   Accumulated deficit                                                                 (6,790,916)       (5,593,645)
   Accumulated other comprehensive loss                                                  (496,285)         (254,851)
   Cost of 1,593,199 common and 600 Class B common
     shares in treasury                                                                (7,964,782)       (7,964,782)
                                                                                     ------------      ------------

     Total stockholders' deficiency                                                    (1,844,138)         (405,433)
                                                                                     ------------      ------------

     Total liabilities and stockholders' deficiency                                  $  7,127,286      $  6,913,119
                                                                                     ============      ============

                    See accompanying notes to consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                2002                2001               2000
-----------------------                                             ------------        -----------       ------------
OPERATING REVENUE:

   Pari-mutuel commissions                                          $ 12,822,610        $13,496,411       $ 14,215,269
   Concessions                                                         1,560,020          1,490,150          1,565,250
   Other                                                               1,411,168          1,996,224          1,890,289
                                                                    ------------        -----------       ------------

     Total operating revenue                                          15,793,798         16,982,785         17,670,808
                                                                    ------------        -----------       ------------
OPERATING EXPENSES:

   Wages, taxes and benefits                                           6,373,593          6,394,118          6,302,820
   Purses                                                              3,527,732          3,807,916          4,108,685
   Cost of food and beverage                                             511,658            437,421            461,648
   Administrative and operating                                        5,468,127          5,208,220          5,876,152
   Depreciation and amortization                                         641,504            535,633            523,545
                                                                    ------------        -----------       ------------

     Total operating expenses                                         16,522,614         16,383,308         17,272,850
                                                                    ------------        -----------       ------------

INCOME (LOSS) FROM OPERATIONS                                           (728,816)           599,477            397,958
                                                                    ------------        -----------       ------------

OTHER INCOME (EXPENSE):

   Interest expense, net of interest income of approximately
     $7,000, $7,000 and $25,000, respectively                           (375,068)          (514,632)          (461,078)
   Other expense, net (Notes 5, 6 and 10)                                (31,348)           (20,459)          (692,740)
   Change in accounting estimate (Note 11)                                    --          1,058,007                 --
                                                                    ------------        -----------       ------------

     Total other income (expense)                                       (406,416)           522,916         (1,153,818)
                                                                    ------------        -----------       ------------

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES                                                        (1,135,232)         1,122,393           (755,860)
PROVISION FOR INCOME TAXES (Note 8)                                       62,039             46,386             93,605
                                                                    ------------        -----------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              (1,197,271)         1,076,007           (849,465)
GAIN FROM DISCONTINUED HARNESS RACING SUBSIDIARY (Note 4)                     --            351,000            353,420
                                                                    ------------        -----------       ------------

NET INCOME (LOSS)                                                   $ (1,197,271)       $ 1,427,007       $   (496,045)
                                                                    ============        ===========       ============

BASIC AND DILUTED PER SHARE DATA:

   Income (loss) from continuing operations                         $      (.95)        $      0.85       $      (0.67)
   Income from discontinued operations                                        --               0.28               0.28
                                                                    ------------        -----------       ------------

     Net income (loss)                                              $      (.95)        $      1.13       $      (0.39)
                                                                    ============        ===========       ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                         1,263,225          1,263,225          1,263,225
                                                                    ============        ===========       ============

                    See accompanying notes to consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         AND COMPREHENSIVE INCOME (LOSS)


                  Years ended December 31, 2002, 2001 and 2000


                                                  Class B    Additional                    Other                          Total
                                    Common        Common      Paid-in     Accumulated  Comprehensive    Treasury       Stockholders'
                                    Stock         Stock       Capital      Deficit         Loss          Stock         (Deficiency)
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------
BALANCE, December 31, 1999       $    19,444   $     9,126  $13,379,275  $(6,524,607)  $  (177,890)   $(7,964,782)     $(1,259,434)

COMPREHENSIVE LOSS:

   Net loss                               --            --           --     (496,045)           --             --         (496,045)
   Pension liability adjustment           --            --           --           --       (16,347)            --          (16,347)
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------

     Total comprehensive loss                                                                                             (512,392)
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------

BALANCE, December 31, 2000            19,444         9,126   13,379,275   (7,020,652)     (194,237)    (7,964,782)      (1,771,826)

COMPREHENSIVE INCOME :

   Net income                             --            --           --    1,427,007            --             --        1,427,007
   Pension liability adjustment           --            --           --           --       (60,614)            --          (60,614)
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------

     Total comprehensive income                                                                                          1,366,393
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------

BALANCE, December 31, 2001            19,444         9,126   13,379,275   (5,593,645)     (254,851)    (7,964,782)        (405,433)

COMPREHENSIVE LOSS:

   Net loss                               --            --           --    (1,197,271)          --             --       (1,197,271)
   Pension liability adjustment           --            --           --           --      (241,434)            --         (241,434)
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------

     Total comprehensive loss                                                                                           (1,438,705)
                                 -----------   -----------  -----------  -----------   -----------    -----------      -----------

BALANCE, December 31, 2002       $    19,444   $     9,126  $13,379,275  $(6,790,916)  $  (496,285)   $(7,964,782)     $(1,844,138)
                                 ===========   ===========  ===========  ===========   ===========    ===========      ===========

                    See accompanying notes to consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 13)

Years ended December 31,                                                                 2002             2001             2000
------------------------                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                                   $(1,197,271)     $ 1,427,007      $  (496,045)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Gain from discontinued harness racing subsidiary                                           --         (351,000)        (353,420)
   Depreciation and amortization                                                         641,504          535,633          523,545
   Change in accounting estimate                                                              --       (1,058,007)              --
   Minimum pension liability adjustment                                                 (241,434)         (60,614)         (16,347)
   Loss on disposal of fixed assets                                                        2,552               --               --
   Changes in operating assets and liabilities:
     Decrease (increase) in restricted cash                                              (30,985)          10,321          286,178
     Decrease (increase) in escrowed cash                                               (114,388)        (100,567)          20,469
     Decrease (increase) in accounts receivable                                           22,044           45,381          (47,334)
     Decrease (increase) in prepaid expenses and other current assets                    250,835          (28,360)           1,620
     Decrease (increase) in other assets, net                                             24,792           (2,300)           9,970
     Increase (decrease) in accounts payable and other accrued liabilities               297,760         (687,901)         129,405
     Decrease in outstanding pari-mutuel tickets                                          (2,881)         (24,248)          (3,105)
     Decrease in accrued executive bonus, long-term portion                              (54,352)         (93,528)        (287,935)
     Increase (decrease) in other long term liabilities                                 (118,318)         244,631         (359,718)
                                                                                     -----------      -----------      -----------
       Net cash used in operating activities                                            (520,142)        (143,552)        (592,717)
                                                                                     -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment                                           (584,389)        (120,529)         (88,027)
   Decrease in notes receivable, officers                                                178,960          429,812          752,025
                                                                                     -----------      -----------      -----------
       Net cash provided by (used in) investing activities                              (405,429)         309,283          663,998
                                                                                     -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from short-term debt                                                         300,000               --          338,000
   Repayments of short-term debt                                                        (300,000)              --         (338,000)
   Proceeds from debt financing                                                        5,650,000               --               --
   Increase in deferred financing costs                                                 (254,432)              --               --
   Principal payments of debt                                                         (4,368,025)        (294,686)        (273,080)
                                                                                     -----------      -----------      -----------

       Net cash provided by (used in) financing activities                             1,027,543         (294,686)        (273,080)
                                                                                     -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     101,972         (128,955)        (201,799)

CASH AND CASH EQUIVALENTS, beginning of year                                              12,355          141,310          343,109
                                                                                     -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                               $   114,327      $    12,355      $   141,310
                                                                                     ===========      ===========      ===========

                    See accompanying notes to consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES

      Description of    The Westwood Group, Inc. and subsidiaries (the
      Business          "Company") operates in one business segment through its
                        pari-mutuel racing subsidiary. Wonderland Greyhound Park
                        ("Wonderland" or "Wonderland Park") is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutuel harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997. The Company's Foxboro harness racing operations were discontinued during 1997.

                        The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 2002 was approximately 801 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

                        Wonderland provides its patrons with a variety of entertainment options including live racing and full card simulcast wagering.

                        In 2002, the Company filed a Proxy Statement in order to change from public company status to private company status (see Note 10).

      Principles of     The consolidated financial statements include the
      Consolidation     accounts of The Westwood Group, Inc. and its
                        wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      Cash and Cash     Cash investments with maturities of three months or less
      Equivalents       at the time of their purchase are classified as cash
                        equivalents.

      Restricted Cash   Restricted cash includes approximately $125,000 and
                        $345,000 at December 31, 2002 and 2001, respectively, related to funds dedicated to payment of the Company's liability for outstanding pari-mutuel tickets. Unclaimed winnings from pari-mutuel wagering are held by Wonderland until they become payable to the Commonwealth by the operation of unclaimed property statutes.

                        Restricted cash includes approximately $126,000 at December 31, 2002 which is required to be used for the purposes of the going private transaction.

                        Restricted cash also includes approximately $125,000 at December 31, 2002 held as collateral for the Company's letter of credit which secures the Company's racing bond.

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

1.     SUMMARY OF
       SIGNIFICANT
       ACCOUNTING
       POLICIES
       (Continued)

      Property, Plant   Property, plant and equipment are stated at cost and are
      and Equipment     depreciated using the straight-line method over the
                        following estimated useful lives:





                                                                      Estimated
                        Asset classification                         Useful Life
                        --------------------                         -----------
                        Building and improvements                       30 years
                        Machinery and equipment                       5-10 years

                        Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment charges are recorded whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company believes that no such impairment exists at December 31, 2002. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In prior years the Company applied the provisions of SFAS 121 to evaluate impairment. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

                        Depreciation and amortization expense (excluding amortization of deferred charges) of approximately $592,000, $500,000 and $487,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

      Deferred          Deferred financing costs are being amortized on a
      Financing         straight line basis over the term of the related debt
      Costs             (34 months). Amortization expense for the years ended
                        December 31, 2002, 2001 and 2000 was approximately
                        $49,000, $36,000 and $36,000, respectively.

      Concentration     Financial instruments which potentially subject the
      of Credit Risk    Company to credit risk consist of cash equivalents and
                        accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy.
                        Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral from its customers. The Company's accounts receivable balance is comprised principally of amounts due from other race tracks. Historically, the Company has not incurred any significant credit related losses.

1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES
      (Continued)

      Revenue           The Company's annual revenues are mainly derived from
      Recognition       the net commission that it receives from wagers made by
                        patrons during its live-on track racing performances, live and guest simulcast racing performances and from admission and concession charges at such performances.
                        Inter-track receivables and payables are dependent on the accuracy of an independent totalisator vendor. This vendor's system has been independently reviewed and deemed reliable.


      Stock-Based       The Company follows SFAS No. 123, "Accounting for
      Compensation      Stock-Based Compensation". SFAS No. 123 allows the
                        Company to account for its stock-based compensation plans based upon either a fair value method or the intrinsic value method. The Company has elected to follow the intrinsic value method of accounting for stock-based compensations plans prescribed under
                        Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, the
                        Company is required to disclose the effects of applying the fair value method on the net income or loss.

                        In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure - an amendment of SFAS Statement No. 123" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

                        The additional disclosures required by SFAS are as follows:




                                                                             December 31,
                                                         ----------------------------------------------
                                                              2002              2001            2000
                                                         -------------      -------------     ---------
Net income (loss), as reported                           $  (1,927,271)     $   1,427,007     $(496,045)
Add:  Stock based employee compensation expense
included in reported net income (loss), net of tax                  --                 --            --
Deduct:  Total stock based employee compensation
expense determined under the fair value based method
of all awards, net of tax                                           --                 --       (42,695)
                                                         -------------      -------------     ---------
Pro forma net income (loss)                              $  (1,927,271)     $   1,427,007     $(538,740)
                                                         =============      =============     =========
Net income (loss) per basic and dilutive shares:
As reported                                              $        (.95)     $        1.13     $    (.39)
                                                         =============      =============     =========
Pro forma                                                $        (.95)     $        1.13     $    (.43)
                                                         =============      =============     =========

1.    SUMMARY OF
      SIGNIFICANT
      ACCOUNTING
      POLICIES
      (Continued)

      Income (Loss)     Basic net income (loss) per share is computed using the
      Per Common        weighted average number of common shares outstanding
      Share             during the period. Diluted net income (loss) per share
                        is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. In 2001, the Company had net income, however, stock options were excluded from the computation of diluted shares because their exercise prices were above the average market price of the common shares. The Company's stock options did not have a dilutive effect in 2002 or 2000 since the Company incurred a net loss.

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

      Use of            The preparation of financial statements in conformity
      Estimates         with accounting principles generally accepted in the
                        United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
                        Actual results could differ from those estimates.

      Advertising       The Company expenses advertising costs as incurred.
                        Advertising expense was approximately $216,000, $181,000
                        and $128,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Reclassifications Certain previously reported amounts have been reclassified in order to conform to the 2002 presentation.

      New Accounting    In April 2002, the FASB issued Statement No. 145,
      Pronouncements    "Rescission of Statements No. 4, 44 and 64, Amendment of
                        SFAS Statement No. 13, and Technical Corrections." SFAS
                        145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board
                        Opinion No. 30. Applying the provisions of Opinion No.
                        30 will distinguish transactions that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the consolidated financial statements.

                        On July 30, 2002, the FASB issued Statement No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and EITF No. 88-10, "Costs Associated with Lease Modification or Termination." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of this statement will not have a material impact on its operations.

2.    ACCOUNTS          Accounts payable and accrued liabilities as of December
      PAYABLE AND       31, 2002 and 2001 consisted of the following:
      ACCRUED
      LIABILITIES


                        December 31,                     2002                2001
                        ------------                 -------------      -------------
                        Accounts payable, trade      $   1,018,672      $     738,988
                        Accrued professional fees          220,358            202,609
                        Accrued purse liabilities          215,899             57,117
                        Other accrued liabilities          240,727            359,983
                        Accrued executive bonus             54,341             93,540
                                                     -------------      -------------

                                                     $   1,749,997      $   1,452,237
                                                     =============      =============


3.    LONG-TERM DEBT    Long-term debt consists of the following:

                        December 31,                                               2002             2001
                        ------------                                           ------------    -------------
                        9.5% Century Bank and Trust Company
                         ("Century Bank") term loan, required 60
                         monthly payments of principal and
                         interest of $58,319 beginning August 1,
                         1998, collateralized by a mortgage and
                         security interest in all real estate and
                         personal property located at Wonderland
                         Greyhound Park.                                       $         --    $   4,096,711

                        6.5% Boston Federal Saving Bank ("Boston
                         Federal Savings Bank") term loan
                         requiring 34 monthly payments of
                         principal and interest of $38,252
                         beginning November 1, 2002 collateralized
                         by a mortgage and security interest in
                         all real estate and personal property
                         located at Wonderland Greyhound Park. The
                         final payment on the loan is to be made
                         September 1, 2005 in the amount of
                         $5,356,673.                                              5,627,374               --

                        Less current maturities                                      96,072          324,525
                                                                               ------------    -------------

                        Long-term portion                                      $  5,531,302    $   3,772,186
                                                                               ============    =============

                        At December 31, 2002, the Company had drawn down a total of $5,650,000 from the Boston Federal Savings Bank loan and $850,000 was available for use. Of the available amount, $600,000 may be used for working capital purposes and $250,000 may be used to assist the Company for transaction costs to become a private company.

                        The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of December 31, 2002, the Company was in compliance with these covenants.

                        The proceeds from the Boston Federal Savings Bank loan were used to repay off the Century Bank term loan.

3.    LONG-TERM DEBT
      (Continued)





                        Maturities of long-term debt as of December 31, 2002 are as follows:

                        Fiscal year                                    Amount
                        -----------                                 ------------
                        2003                                       $      96,072
                        2004                                             102,505
                        2005                                           5,428,797
                                                                   -------------

                        Total                                      $   5,627,374
                                                                   =============

4.    DISCONTINUED      In 1996, litigation ensued between Foxboro Realty
      OPERATIONS        Associates, LLC, et al. and the Company, its subsidiary
                        Foxboro Park, Inc., et al., over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. As a result the Company discontinued its harness racing operations. In the fourth quarter of 2001 and 2000, the Company recognized a gain of $351,000 and $353,420, respectively, resulting from the reduction of liabilities related to discontinued operations. As of December 31, 2002 and 2001, there were no remaining liabilities related to discontinued operations.






5.    OTHER LONG-TERM   Other long-term liabilities include approximately
      LIABILITIES       $417,216 and $469,000 at December 31, 2002 and 2001,
                        respectively, of fees owed to a law firm primarily related to litigation in prior years. Such outstanding amounts are currently payable at $1,000 per week.
                        Current maturities of $52,000 are included in accounts payable and accrued liabilities.

                        Also included in other long-term liabilities at December 31, 2001 is approximately $274,000 for a settlement of liability to a former totalisator vendor which was fully paid during 2002.

                        The remaining balance in other long-term liabilities consists of deferred compensation and deferred pension payable of $96,524 and $452,659 for 2002, respectively, and $103,999 and $257,146 for 2001, respectively, and the long-term portion of capital lease payments (see
                        Note 6).

6.    COMMITMENTS AND
      CONTINGENCIES

      Racing License    In order to meet the requirements for renewal of racing
                        licenses, Wonderland must demonstrate, on an annual basis, that it is a financially viable entity, capable of disposing of its obligations on a timely basis. The racing license has been granted for the 2003 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2004 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedules presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2004 racing license, the adverse impact on the Company would be material.

6.    COMMITMENTS AND
      CONTINGENCIES
      (Continued)

      Lease Commitment  Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $335,000, $342,000 and $292,000 in 2002, 2001 and 2000,
                        respectively. Future minimum payments are due at amounts calculated as a percentage of the Company's total handle amounts. The Company is also liable for numerous operating leases for automobiles and other equipment. The future minimum lease commitments relating to noncancelable operating leases as of December 31, 2002 are immaterial.

                        In 2002, 2001 and 2000, the Company entered into capital leases for various operating equipment items.

                        As of December 31, 2002, future minimum lease payments under capital leases were as follows:

                        December 31,                                      2002
                        ------------                                     -------
                        2003                                             $20,257
                        2004                                              17,407
                        2005                                               3,146
                                                                         -------

                        Total maximum lease payments                      40,810

                        Amount representing interest                       3,794
                                                                         -------

                        Present value of minimum lease payments           37,016

                        Current portion of lease payments                 17,588
                                                                         -------

                        Long-term portion of lease payments              $19,428
                                                                         =======

                        The current portion of lease payments has been recorded in accounts payable and other accrued liabilities, while the long-term portion of capital lease payments has been recorded in other long-term liabilities.

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

6.    COMMITMENTS AND   In January 2001, the Company lost at arbitration a claim
      CONTINGENCIES     brought against it by a former totalisator vendor. The
      (Continued)       judgment amount was $468,000. This amount has been
                        recorded as "other income (expense), net" during the year ended December 31, 2000. The related liability was fully accrued in current liabilities. As of December 31, 2001, the judgment amount, plus accrued interest thereon, totaled approximately $538,000. The arbitrator's decision was appealed to the United States
                        Federal District Court in Massachusetts and overturned.
                        The former vendor appealed the District Court decision to the United States Federal Circuit Court of Appeals, which upheld the arbitrator's original decision. The case was returned to the United States Federal District
                        Court where a judgment was entered. The parties negotiated a settlement agreement which provided for an aggregate payment in the amount of $603,534. The liability was fully paid as of December 31, 2002.

                        On March 18, 2003, the Company received an
                        Administrative Complaint and Ex Parte Motion for a Temporary Order to Cease and Desist from the Secretary of the Commonwealth, Securities Division of The Commonwealth of Massachusetts, one day prior to the date of the special meeting of the stockholders to approve a proposed reverse stock split, which, if approved, would have resulted in the Company changing its status from a public company to a private company. The Administrative Complaint, which was prompted by the receipt by the Massachusetts Securities Division of an anonymous letter from a Company stockholder, claims that the Westwood Group failed to disclose certain information to the stockholders in the Company's Proxy Statement, which the Division alleges to be "material". The stockholders' meeting scheduled for March 19, 2003 to vote to approve the proposed going private transaction was adjourned in order to permit the Company to address this matter. On April 8, 2003, the Company filed an answer in response to the Administrative Complaint denying each of the allegations set forth in the Administrative Complaint. A hearing to address the Ex Parte Motion for a Temporary Order to Cease and Desist has been scheduled at the end of April 2003.

                        On April 1, 2003, a class action complaint was filed by a stockholder of the Company, Joseph I. Messina, against the Westwood Group and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information that Mr. Messina alleges to be "material". The Company disputes all of the allegations set forth in the Complaint and will take appropriate action to address this Complaint.

7.    COMMON STOCK,     The Company has two classes of common stock. The holders
      STOCK OPTIONS     of Common Stock are entitled to one vote for each share
      AND GRANT PLANS   of Common Stock, while the holders of Class B Common
                        Stock are entitled to ten votes for each share of Class B Common Stock. All other powers, preferences and rights are identical for the Common Stock and the Class
                        B Common Stock.

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

                                                                Number        Exercise
                        Year ended December 31, 2002           of Shares        Price
                        ----------------------------           ---------      --------
                        Balance, December 31, 1999               283,834        $3.00
                           Terminated/expired                    (26,334)        3.00
                                                                --------         ----

                        Balance, December 31, 2000 and 2001      257,500        $3.00
                           Expired during 2002                  (165,000)        3.00
                                                                --------         ----

                        Balance December 31, 2002                 92,500        $3.00
                                                                ========         ====

7.    COMMON STOCK,     The Company's total stock options outstanding of 92,500
      STOCK OPTIONS     at December 31, 2002 expire as follows: 50,000 in
      AND GRANT PLANS   October 2005, and 42,500 in November 2007.
      (Continued)
                        All stock options were fully vested as of December 31, 2000. As a result there is no proforma expense for the years ended December 31, 2002 and 2001.

                        The assumptions used and the weighted average information for the year ended December 31, 2000 include a risk-free rate of 7.5%; an expected dividend yield of 2.5%; an expected life of 10 years; and an expected volatility factor of 45%. The weighted average fair value of options granted was $5.18 per share and the weighted average exercise price of options granted was $3.00 per share. Additionally, the weighted average remaining contractual life of options outstanding at December 31, 2000 was 3 years.

                        The effect of applying SFAS No. 123 for the year ended December 31, 2000 would have been an increase to net loss of approximately $43,000. (See Note 1 for further information.)

8.    INCOME TAXES      The Company's provision for income taxes for the years
                        ended December 31, 2002, 2001 and 2000 represents state income taxes.

                        The Company's effective tax rates differ from amounts computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes, as follows:

                        For the year ended
                        December 31,                             2002      2001        2000
                        ------------------                       ----      ----        ----
                        Statutory federal income tax rate       (34.0)%    34.0%      (34.0)%
                           Decrease in  valuation allowance      34.0        --        34.0
                           Non-taxable change in estimate          --     (34.0)         --
                           State income taxes                     5.5       4.1        12.3
                                                                -----      ----       -----
                        Income tax rate                           5.5%      4.1%       12.3%
                                                                =====      ====       =====

8.    INCOME TAXES      The tax effects of the significant temporary differences
      (Continued)       which comprise the deferred tax assets and liabilities
                        are as follows (in thousands):


                        December 31,                                               2002               2001
                        ------------                                             --------          ---------
                        Net operating loss carryforwards                         $  2,824          $   2,242
                        Fixed assets                                                  412                394
                        Deferred compensation                                          41                 44
                        Miscellaneous operating reserves and accruals                 204                416
                        Deferred pension                                                -                  1
                        Other assets                                                   66                 84
                                                                                 --------          ---------

                        Gross deferred assets                                       3,547              3,181

                        Less valuation allowance                                   (3,547)            (3,181)
                                                                                 --------          ---------

                        Net deferred assets                                      $     --          $      --
                                                                                 ========          =========

                        The Company has operating loss carryforwards amounting to $7.1 million which begin expiring in December of 2008. The Company has fully reserved for all net deferred tax assets as future realization of these assets is not presently determinable.

9.    PENSION PLANS     The Company contributed $90,868, $93,033 and $44,247 in
      AND RETIREMENT    2002, 2001 and 2000, respectively, to three
      BENEFITS          multi-employer pension plans for employees covered by
                        collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees and one for non-union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union.
                        Company contributions to this plan totaled $64,262, $104,962 and $123,170 in 2002, 2001 and 2000,
                        respectively. Benefits under the plan are provided by a group annuity contract purchased from an insurance carrier. The expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan, subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 2002 and 2001:


                        December 31,                                    2002              2001
                        ------------                                 -----------      -----------
                        Actuarial present value of benefit
                          obligation:

                            Accumulated benefit obligation,

                             including vested benefits of
                             $1,275,141 and $1,205,017 for 2002
                             and 2001, respectively                 $(1,309,636)     $(1,239,862)
                                                                    ===========      ===========

                        Projected benefit obligation                $(1,309,636)     $(1,239,862)
                        Plan assets at fair value                       856,977          982,716
                        Unrecognized losses                                  --         (254,852)
                        Adjustment for minimum liability                     --          254,852
                                                                    -----------      -----------

                        Adjusted accrued pension cost (included
                          in other long term liabilities)           $  (452,659)     $  (257,146)
                                                                    ===========      ===========

9.    PENSION PLANS     Net periodic pension cost included the following
      AND RETIREMENT    components:
      BENEFITS
      (Continued)

                        December 31,                        2002            2001           2000
                        ------------                      ---------      ---------      ---------
                        Service cost- benefits earned
                          during the period               $      --      $      --      $      --
                        Interest cost on projected
                          benefit obligation                 86,633         85,485         95,619
                        Actual return on plan assets        115,212         52,952         (8,392)
                        Net (gain) loss during the
                          year, deferred for later
                          recognition                      (183,503)      (139,503)       (69,024)
                                                           --------       --------        -------

                        Net periodic pension cost
                          (benefit)                       $  18,342      $  (1,066)     $  18,203
                                                          =========      =========      =========


                        Assumptions used in accounting for the above pension information included a discount rate of 6.75% for the year ended December 31, 2002, and 7.25% for the years ended December 31, 2001 and 2000, and an expected long-term rate of return of 8.5% for all years presented.

                        The following tables set forth pension obligations and plan assets as of December
                        31, 2002 and 2001:

                        Years ended December 31,                                2002                2001
                        ------------------------                            -------------      -------------
                        Change in benefit obligation:
                           Benefit obligation as of January 1               $   1,239,862      $   1,302,656
                           Interest cost                                           86,633             85,485
                           Actuarial gain (loss)                                   57,930            (78,889)
                           Benefits paid                                          (74,789)           (69,390)
                                                                             -------------      -------------

                        Benefit obligation as of December 31                $   1,309,636      $   1,239,862
                                                                            =============      =============

                        Change in plan assets:
                           Fair value as of January 1                       $     982,716      $   1,000,096
                           Actual return on plan assets                          (115,212)           (52,952)
                           Company contribution                                    64,262            104,962
                           Benefits paid                                          (74,789)           (69,390)
                                                                             -------------      -------------

                        Fair value as of December 31                        $     856,977      $     982,716
                                                                            =============      =============


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

9.    PENSION PLANS     During 1997, the Company established separate 401(k)
      AND RETIREMENT    plans for union and nonunion employees, respectively.
      BENEFITS          The plans are administered by an insurance company. The
      (Continued)       Company made contributions on behalf of certain union
                        employees based upon a fixed rate and performances worked. The total of these contributions was approximately $69,000, $71,000 and $71,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

                        The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment.

                        Total expense for all retirement plans of the Company for the years ended December 31, 2002, 2001 and 2000 was approximately $224,000, $269,000 and $278,000, respectively.

10.   TRANSACTIONS      On September 24, 1999, the Company entered into a Stock
      WITH OFFICERS,    Purchase Agreement with Charles F. Sarkis, pursuant to
      EMPLOYEES         which Mr. Sarkis purchased 450,518 shares of common
      AND RELATED       stock of Back Bay Restaurant Group.
      PARTIES

                        Upon the sale of Back Bay Restaurant Group common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid August 17, 2001. The remaining outstanding principal and accrued interest were to be paid in two installments due on December 16, 2002 and December 16, 2003. In 2002, the note was amended, and the December 16, 2002 payment was deferred until June 20, 2003. The balance outstanding under the note was $932,328 and $910,004 at December 31, 2002 and 2001, respectively.

                        The Company received a short-term working capital advance from Charles F. Sarkis, an officer of the Company, of $300,000 in March 2002. This funding accrued interest at the rate of 12% and was repaid in connection with the loan transaction with Boston Federal Savings Bank.

                        At December 31, 2002 and 2001, there were loans outstanding to officers/ stockholders including interest, of $1,137,572 and $1,316,532. The loans were restructured in 1999 to be payable over five years and bear interest at 8.0% per annum. Notes receivable and related interest, in the amounts of $932,328 and $86,608 at December 31, 2002 and $178,350 and $910,004 at
                        December 31, 2001 are due from Charles Sarkis. Notes receivable including related interest in the amount of $118,636 and $228,178 is due from Richard P. Dalton, the Company's President and Chief Executive Officer at December 31, 2002 and 2001, respectively. The Dalton note was originally recorded as a note receivable at December 31, 1998. The accrued bonus due to Mr. Sarkis of $54,341 at December 31, 2002 will be used to repay the outstanding balance on the $86,608 note receivable balance as it becomes due. The current portion of these bonus amounts are classified in accounts payable and other accrued liabilities at December 31, 2002.

10.   TRANSACTIONS      In August 2000, animal rights activists were able to
      WITH OFFICERS,    obtain the necessary number of signatures in order to
      EMPLOYEES AND     place on the November 2000 State ballot a binding
      RELATED PARTIES   initiative petition to ban all wagering on dog racing
      (Continued)       within Massachusetts effective June 1, 2001. The Company
                        expended approximately $881,000 on the campaign to defeat the ballot initiative through December 31, 2000.
                        The campaign to defeat the ballot initiative was conducted jointly with the dog track in Raynham, Massachusetts through a Ballot Question Committee established in accordance with the campaign finance laws of Massachusetts. The Company's President and Chief
                        Executive Officer, Richard P. Dalton, served as the chairman of this Ballot Question Committee. These funds were used primarily for the acquisition of media time and the development and implementation of a media campaign to promote the industry point of view.

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

                        On February 13, 2003, the Company filed a Definitive Proxy Statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 1,500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split had been approved by a majority of the voting power of the Company's stockholders, then holders of less than 1,500 shares immediately prior to such meeting would have been cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public company to a private company. This would have relieved the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the Federal securities laws and to permit small stockholders to receive liquidity for their shares without having to pay brokerage commissions. The proposed reverse stock split would have (i) caused the Westwood Group to redeem shares held by approximately 400 holders of record of Common Stock, (ii) retained record holders who hold 1,500 or more shares of Common Stock or Class B Common Stock, (iii) reduced the number of shares, on a pro-rata basis, held by the holders of record who hold 1,500 or more shares of Common Stock or Class B Common Stock, and (iv) changed the percent of outstanding Common Stock held by the remaining stock-holders to 100%. Assuming the completion of the proposed reverse stock split and change in its status from a public company to a private company, the Company would have promptly thereafter initiated a tender offer for additional shares of its capital stock in order to provide those stockholders who would not have received a cash payment in connection with the proposed reverse stock split the opportunity to tender one post-reverse stock split share in return for $6,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

                        The special meeting of the Company's stockholders scheduled for March 19, 2003 to approve the proposed reverse stock split was adjourned so that the Company could address allegations raised by the Massachusetts Securities Division in an Administrative Complaint and a lawsuit brought by a stockholder in Delaware Chancery Court. Accordingly, the proposed going private transaction was not consummated.

11.   CHANGE IN         In the fourth quarter of 2001, the Company recognized
      ACCOUNTING        $1,058,000 of non-operating income as the result of
      ESTIMATE          a change in accounting estimate on a prior year's
                        long-term liability.

12.   SELECTED          The following table sets forth selected quarterly
      QUARTERLY         financial data for 2002 and 2001 (in thousands, except
      FINANCIAL DATA    per share amounts):
      (UNAUDITED)


2002                                                1st          2nd          3rd          4th
----                                              -------      -------      -------      -------
Revenues                                          $ 4,031      $ 4,209      $ 3,815      $ 3,739
Operating income (loss)                               254          113         (217)        (879)
Income (loss) from continuing operations               73            8         (295)        (983)
Net income (loss)                                      73            8         (295)        (983)
Basic and diluted income (loss) from
   continuing operations per share                $  0.06      $  0.01      $ (0.23)     $ (0.77)
Basic and diluted net income (loss) per share     $  0.06      $  0.01      $ (0.23)     $ (0.77)

2001                                                1st          2nd          3rd          4th
----                                              -------      -------      -------      -------
Revenues                                          $ 4,116      $ 4,545      $ 4,243      $ 4,079
Operating income                                       91           42          166          300
Income (loss) from continuing operations              (25)        (175)       1,112          164
Net income (loss)                                     (25)        (175)       1,112          515
Basic income (loss) from continuing
   operations per share                           $ (0.02)     $ (0.14)      $ 0.88      $  0.13
Diluted income (loss) from continuing
   operations per share                           $ (0.02)     $ (0.14)      $ 0.87      $  0.12
Basic net income (loss) per share                 $ (0.02)     $ (0.14)     $  0.88      $  0.41
Diluted net income (loss) per share               $ (0.02)     $ (0.14)     $  0.87      $  0.40


13.   SUPPLEMENTAL      Cash paid during the years ended:
      DISCLOSURES OF
      CASH FLOW
      INFORMATION

                        December 31,                         2002                 2001               2000
                        ------------                     -----------           ----------        -----------
                        Interest                         $   392,968           $  427,060        $   458,312
                        Income taxes                     $    20,835           $   48,765        $   230,379

                        Noncash investing activities:


                        The Company recorded capital lease obligations of $8,171, $31,257 and $27,831 in 2002, 2001 and 2000,
                        respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

Our directors and executive officers as of March 31, 2003 are as follows:

NAME                       AGE                       POSITION
----                       ---                       --------
Charles F. Sarkis          63                        Chairman of the Board of Directors
Richard P. Dalton          55                        President, Chief Executive Officer and Director
Paul J. DiMare             60                        Director

CHARLES F. SARKIS has served as Chairman of the Board of Directors since 1978. He was Chief Executive Officer of the Company from 1978 to 1992 and President from 1984 to 1992. He has been Chairman of the Board, President and Chief Executive Officer of Back Bay Restaurant Group, Inc. (a restaurant holding company), formerly a wholly-owned subsidiary of the Company, for more than six
(6) years. He also has been Chief Executive Officer of Sarkis Management Corporation (restaurant management) for more than six (6) years.

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

      Each of the three directors, Messrs. Sarkis, Dalton and DiMare, have been named as defendants together with the Company in a class action law suit filed by a stockholder of the Westwood Group in order to enjoin the Company from completing a proposed reverse stock split for the purpose of taking the Company private (See Item 3 under "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the proposed reverse stock split and the class action law suit).

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons owning more than 10% of the outstanding stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% holders of stock of the Company are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the copies of such forms furnished to the Company with respect to its most recent fiscal year, it appears that each director, officer and 10% beneficial owner of Common Stock of the Company complied with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Company and its wholly-owned subsidiaries for the three (3) years ended December 31, 2002, to each of the Company's executive officers whose aggregate remuneration exceeded $100,000.

                                                ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                      ------------------------------------       ----------------------------------
                                                                                   AWARDS                   PAYOUTS
                                                                                 ------------               -------
 Name and Principal                                            Other Annual      Restricted                  LTIP        All Other
      Position              Year      Salary         Bonus     Compensation      Stock Awards    SARS       Payouts    Compensation
-------------------         ----     -------        ------     ------------      ------------    ----       -------    ------------
Charles F. Sarkis
Chairman of the
Board                       2002     $250,000         --           --             --             --           --           --
                            2001     $250,000         --           --             --             --           --           --
                            2000     $250,000         --           --             --             --           --           --

Richard P. Dalton
President and Chief
Executive Officer           2002     $205,000         --           --             --             --           --           --
                            2001     $205,000         --           --             --             --           --           --
                            2000     $205,000         --           --             --             --           --           --


Compensation Committee Interlocks and Insider Participation

      During the year ended December 31, 2002, Messrs. Charles F. Sarkis and Richard P. Dalton served as executive officers of the Company and as members of the Board of Directors of the Company, which performs the functions of Compensation Committee.

Remuneration of Directors

      The Company pays to each non-employee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each Audit and Compensation Committee meeting attended.

Compensation Plan

      The Company has adopted an executive compensation plan. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus of up to 5% of income before income taxes will be available to reward an employee's individual performance. Based on the Company's cash flow condition, no bonuses were granted during the 2002 fiscal year. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors. In addition, a special transaction bonus is available in the event the Chairman initiates and/or negotiates an extraordinary transaction to enhance shareholder value, including a merger, sale, acquisition or joint venture. The transaction bonus is equal to 2% of the value of any such transaction.

Stock Option Agreement

      During 1997, the Company issued to those certain executives, Directors and former Directors non-qualified stock options to purchase an aggregate of 42,500 shares of the Company's common stock at an exercise price of $3.00 per share. During 1995, the Company awarded those certain executives, Directors and former Directors of the Company, non-qualified stock options to purchase an aggregate of 50,000 shares of the Company's Common Stock.

Audit Committee

      The Board of Directors of the Company performs the functions of an Audit Committee.

Year-end Option Values

      The table below shows year-end option values the total number of unexercised options held at December 31, 2002. There are no unexercised in-the-money options at the fiscal year-end. (1) No options were exercised in the year-ended December 31, 2002.

                           Number of Securities Underlying
                         Unexercised Options at Fiscal Year     Value of Unexercised In the money
                                       End (#)                      Options At Year End ($) (1)
                         -----------------------------------    ----------------------------------
Name                     Exercisable           Unexercisable    Exercisable          Unexercisable
----                     -----------           -------------    -----------          -------------
Charles F. Sarkis             20,000                 --                 --                --

Richard P. Dalton             40,000                 --                 --                --

(1) In-the-Money Options are those where the fair market value of the underlying securities exceeds the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners of Common Stock

      The following table sets forth certain information, as of March 31, 2003, with respect to the beneficial ownership (1) of the Company's Common Stock by each Director, by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than five percent (5%) of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF
OWNER                             BENEFICIAL OWNERSHIP         PERCENT OF CLASS
------------------------------    --------------------         ----------------
Directors and Officers

Richard P. Dalton                       52,350(2)                 13.38%
The Westwood Group, Inc.
19 V.F.W. Parkway
Revere, MA  02151

Paul J. DiMare                         103,300(3)                 29.41%
P.O. Box 900460
Homestead, FL 33090


Charles F. Sarkis                              831,866 (4)          70.75%
Back Bay Restaurant Group, Inc.
284 Newbury Street
Boston, MA 02116
                                               ---------            -----

All Directors and
Officers as a group (three (3) persons)        987,516(5)           81.22%
                                               ==========           ======
Holders of more than 5%, not included above:

Paul F. Evans                                   26,122(6)            7.44%
Joseph J. O'Donnell                             22,669(7)            6.45%
A. Paul Sarkis                                  49,139(8)           12.29%

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

      (3) Includes 92,500 shares held of record by DiMare Homestead, Inc. over which Mr. DiMare has voting and investment power.

      (4) Consists of 804,616 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis, 7,250 shares of Common Stock, as well as presently exercisable options to purchase 20,000 shares. (See footnote (2) to the table below showing beneficial ownership of Class B Common Stock.)

      (5) Includes presently exercisable options to purchase 60,000 shares and 804,616 shares issuable upon conversion of shares of Class B Common Stock, held by all directors and officers as a group.

      (6) Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida 33308.

      (7) Mr. O'Donnell's address is c/o Boston Concessions Group, Inc., 111 6th Street, Cambridge, Massachusetts 02141.

      (8) Includes 530 shares held of record, presently exercisable options to purchase 32,500 shares and 16,109 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis. Mr. Sarkis' address is 599 East Sixth St., Apt. 1, South Boston, MA 02127. Mr. Sarkis is a former Director and officer of the Westwood Group.

(b) Security Ownership of Certain Beneficial Owners of Class B Common Stock

      The following table sets forth certain information, as of March 31, 2003, with respect to the beneficial ownership of the Company's Class B Common Stock by each Director, and named Executive Officer and by all Directors and officers of the Company as a group and by persons known by the Company to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL                 AMOUNT AND NATURE OF
OWNER                                          BENEFICIAL OWNERSHIP        PERCENT OF CLASS
------------------------------                ---------------------        ----------------
Charles F. Sarkis                                   804,616(2)                   88.00%
Back Bay Restaurant Group, Inc.
284 Newbury Street
Boston, MA 02116

Richard P. Dalton                                         0                       0.00%
The Westwood Group, Inc.
190 V.F.W. Parkway
Revere, MA 02151

Paul J. DiMare                                            0                       0.00%
P.O. Box 900460
Homestead, FL 33090

All Directors and Officers as a Group (three
persons)                                            804,616(2)                   88.00%
                                                    ==========                   ======


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

(2) Includes shares held by Sarkis Management Corporation, which is wholly-owned by Mr. Sarkis. Mr. Sarkis disclaims beneficial ownership of these shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 1994, the Westwood Group purchased all restaurant and concession operations at Wonderland from Back Bay Restaurant Group, Inc. for a sales price of $770,000. Included in the term note of $970,000 were additional amounts owed to Back Bay Restaurant Group for costs incurred under a Cross Indemnification Agreement amounting to $200,000 and interest expense of approximately $58,000 for the years ended December 31, 1999 and 1998. On September 24, 1999, the Westwood Group entered into a stock repurchase agreement with Back Bay Restaurant Group, Inc., pursuant to which Back Bay Restaurant Group repurchased 222,933 shares of its common stock from the Westwood Group in exchange for the cancellation of this promissory note.

      Concurrently with entering into the stock purchase agreement with Back Bay Restaurant Group, the Westwood Group entered into a stock purchase agreement with Charles F. Sarkis, pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of Back Bay Restaurant Group, Inc. in return for a promissory note in the amount of $2,703,108. This note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid on August 17, 2001. In consideration of Mr. Sarkis' prepayment of $62,000 due under this promissory note on March 22, 2002 and his $300,000 working capital loan to the Westwood Group made in March

2002 (which was repaid in connection with the Westwood Group's refinancing in September 2002), the Westwood Group agreed to defer payment in the amount of $466,164 due from Mr. Saris on December 31, 2002 until June 30, 2003. The aggregate balance due under this promissory note as of March 31, 2003 was $954,167.

      As of March 31, 2003, there are additional loans outstanding to officers/stockholders in the aggregate amount of $157,729. Notes receivable and related interest, in the amount of $67,872 is due from Charles Sarkis and $89,857 is due from Richard P. Dalton. These loans are payable over five years and bear interest at 8.0% per annum.

      In October 1999, the Westwood Group received a letter of credit for working capital purposes from the Anglo Irish Bank securitized by Mr. Charles Sarkis' property located on Boylston Street in Boston, Massachusetts. Subsequently, Mr. Sarkis refinanced the Boylston Street property and loaned the Westwood Group $500,000, which amount was designated to be used for the 1998 and 1999 outstanding pari-mutuel tickets due to The Commonwealth of Massachusetts. In addition, under the terms of the loan agreement between the Westwood Group and Mr. Sarkis, the Westwood Group offset the first payment due from Mr. Sarkis under the promissory note issued on September 24, 1999 against this $500,000 loan.

      Prior to 1995, the Westwood Group engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Westwood Group. As compensation for its services, the Westwood Group agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Westwood Group's capital stock at $3 per share. The success fee also stipulated that Michael S. Fawcett, a principal of that firm who was a director of the Westwood Group at the time would be required to return options to purchase 25,000 shares of the Westwood Group's common stock if the success fee option is exercised. The Westwood Group has not granted the success fee option to date.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

      Within the ninety-day period prior to the filing date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (its principal executive officer and principal financial officer) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in our periodic SEC filings is made known to them by other within those entities.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         Included under Item 8 in Part II of this report:
           Reports of Independent Certified Public Accountants
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Changes in Stockholders' Deficiency Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

         All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

3.1   Certificate of Incorporation of the Company. (1)

3.2 Amendment, dated May 15, 1987, to the Certificate of Incorporation of the Company. (3)

3.21 Amendment, dated November 2, 1995, to the Certificate of Incorporation of the Company. (7)

3.3   Bylaws of the Company. (1)

4.1 Indenture, dated as of August 15, 1987, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company's Subordinated Notes. (2).

4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust company, as trustee. (3)

10.1 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992. (4)

10.2 Contract dated November 20, 1992, in connection with services to be provided to the Company by an entity of which a former Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993. (4)

10.3 Collective Bargaining Agreement between the Company and United Food and Commercial Workers' Union, Local 1445 AFL-CIO, CLC, dated June 1, 1993.
      (5)

10.4 Collective Bargaining Agreement between the Company and Local 25-Teamsters, effective January 1, 1993. (5)

10.5 Settlement of Litigation Agreement, dated October 12, 1994, between Foxboro Park, Inc. and the trustee of the Creditor Trust and Settlement Agreement, in connection with the restructuring of the Creditor Trust and Settlement Agreement with related promissory notes, dated July 7, 1994.
      (6)

10.6 Collective Bargaining Agreement between Wonderland Greyhound Park, Inc. and Local 22 - Laborers' International Union, dated July 1, 1993. (6)

10.7  Collective Bargaining Agreement Extension between RFSC, Inc. and Local 26
      - Hotel and Restaurant Workers, effective January 1, 1994. (6)

10.8 Settlement Agreement between Wonderland Greyhound Park, Inc. and Local 254 Service Employees International Union, dated September 19, 1994, in connection with a successor collective bargaining agreement. (6)

10.9 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995. (6)

10.10 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Harness). (8)

10.11 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro Thoroughbred). (8)

10.12 Assignment for the Benefit of Creditors and Sharing Agreement (Foxboro
      Park). (8)

10.13 Form of Executive Non-Qualified Stock Option Agreement. (8)

10.14 Form of Employee Non-Qualified Stock Option Agreement. (8)

10.15 Third Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated January 5, 1998. (8)

10.16 Voting and Shares Exchange Agreement, dated as of March 31, 1999. (9)

10.17 Stock Purchase Agreement, dated as of September 24, 1999, between the Company and Charles Sarkis. (10)

10.18 Stock Repurchase Agreement dated as of September 24, 1999, between the Company and BBRG. (10)

10.19 Term Loan Agreement between Wonderland Greyhound Park, Inc. and Century Bank and Trust Company, dated June 30, 1998. (11)

10.20 Loan Reimbursement and Security Agreement between Wonderland Greyhound Park, LLC and Boston Federal Savings Bank, dated September 3, 2002. (12)

21.1  Subsidiaries of the Company (filed herewith).

23.1  Consent of Independent Certified Public Accountants (filed herewith).

99.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(12) Filed with the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002 and incorporated by reference.

(b) REPORTS ON 8-K.
None.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE WESTWOOD GROUP, INC.


Date: April 15, 2003                  /s/ Richard P. Dalton
                                 ------------------------------
                                 Richard P. Dalton
                                 President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2003
                                                       /s/ Charles F. Sarkis
                                                  ------------------------------
                                                  Charles F. Sarkis
                                                  Chairman of the Board



Date: April 15, 2003                                   /s/ Richard P. Dalton
                                                  ------------------------------
                                                  Richard P. Dalton
                                                  President, Chief Executive
                                                  Officer and Director



Date:
                                                  ------------------------------
                                                  Paul J. DiMare
                                                  Director

                                  CERTIFICATION

I, Richard P. Dalton, certify that:

      1. I have reviewed this annual report on Form 10-K of The Westwood Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                    /s/ Richard P. Dalton
                                        -------------------------------------
                                        Richard P. Dalton
                                        President and Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)