Form 10-Q
period 2003-03-31
WESTWOOD GROUP INC
filed 2003-05-15
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March  31, 2003
                                  -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    -------------------

Commission File Number:                0-1590
                          -------------------

                            THE WESTWOOD GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               04-1983910
                -------------------------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

     190 V.F.W. Parkway, Revere, Massachusetts                        02151
     ----------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

                                  781-284-2600
                                  ------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2003, 351,210 shares of the Registrant's common stock, par value $.01 per share, and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

PART I      FINANCIAL INFORMATION                                        PAGE NUMBER
ITEM 1:     Financial Statements (Unaudited)
            Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002 ...................................       3
            Consolidated Statements of Operations for the three
              months ended March 31, 2003 and March 31, 2002 ..........       5
            Consolidated Statements of Cash Flows for the three
              months ended March 31, 2003 and March 31, 2002 ..........       6
            Notes to Consolidated Financial Statements ................       7

ITEM 2:     Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...............................       10

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk        14

ITEM 4:     Controls and Procedures ...................................       14


PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings .........................................       15

ITEM 2:     Changes in Securities and Use of Proceeds .................       15

ITEM 3:     Defaults Upon Senior Securities ...........................       15

ITEM 4:     Submission of Matters to a Vote of Security Holders .......       15

ITEM 5:     Other Information .........................................       15

ITEM 6:     Exhibits and Reports on Form 8-K ..........................       16

            SIGNATURE .................................................       17

            CERTIFICATION .............................................       18

            EXHIBIT INDEX .............................................       19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                          March 31,        December 31,
                                                            2003               2002
                                                         ------------      ------------
ASSETS (Note 2)
CURRENT ASSETS:
  Cash and cash equivalents                              $    116,928      $    114,327
  Restricted cash                                             253,874           376,279
  Escrowed cash                                               128,006           294,996
  Accounts receivable                                          16,301            20,781
  Prepaid expenses and other current assets                   136,558           134,583
  Notes receivable from officers short term portion         1,092,847         1,137,572
                                                         ------------      ------------
  Total current assets                                      1,744,514         2,078,538
                                                         ------------      ------------

PROPERTY, PLANT, & EQUIPMENT
  Building and building improvements                       19,094,811        19,094,811
  Machinery and equipment                                   4,857,174         4,848,183
  Land                                                        348,066           348,066
                                                         ------------      ------------
                                                           24,300,051        24,291,060

  Less accumulated depreciation and amortization          (19,685,436)      (19,534,414)
                                                         ------------      ------------
  Net property, plant and equipment                         4,614,615         4,756,646
                                                         ------------      ------------

OTHER ASSETS:
  Deferred financing costs, less accumulated
  amortization of $58,126 and $ 130,400 at March 31,
  2003 and December 31, 2002, respectively                    240,811           265,723
  Other assets, net                                            26,379            26,379
                                                         ------------      ------------
   Total other assets                                         267,190           292,102
                                                         ------------      ------------

  Total assets                                           $  6,626,319      $  7,127,286
                                                         ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        March 31,        December 31,
                                                          2003               2002
                                                       ------------      ------------
LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and other accrued liabilities       $  1,109,428      $  1,749,997
  Outstanding parimutuel tickets                            863,591           608,226
  Current maturities of long-term debt  (Note 2)            103,027            96,072
                                                       ------------      ------------
    Total current liabilities                             2,076,046         2,454,295

LONG-TERM DEBT, less current maturities (Note 2)          5,848,244         5,531,302

OTHER LONG-TERM LIABILITIES                                 951,952           985,827
                                                       ------------      ------------
    Total liabilities                                     8,876,242         8,971,424
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value; authorized
   3,000,000 shares, 1,944,409 shares issued                 19,444            19,444
  Class B Common stock, $.01 par value; authorized
   1,000,000 shares;  912,615 shares issued                   9,126             9,126
  Additional paid-in capital                             13,379,275        13,379,275
  Accumulated deficit                                    (7,196,701)       (6,790,916)
  Accumulated other comprehensive loss                     (496,285)         (496,285)
  Cost of 1,593,199 common and 600 Class B
   common shares in treasury                             (7,964,782)       (7,964,782)
                                                       ------------      ------------
    Total stockholders' deficiency                       (2,249,923)       (1,844,138)
                                                       ------------      ------------

    Total liabilities & stockholders' deficiency       $  6,626,319      $  7,127,286
                                                       ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the Three Months Ended                             March 31,        March 31,
                                                         2003             2002
-----------------------------------------------       -----------      -----------
OPERATING REVENUES:
 Pari-mutuel commissions                              $ 2,879,512      $ 3,325,699
  Admissions                                               27,930           42,409
  Concessions and parking                                 547,104          662,674
                                                      -----------      -----------
  Total operating revenue                               3,454,546        4,030,782
                                                      -----------      -----------

Operating expenses:
   Wages, taxes and benefits                            1,528,132        1,555,012
   Purses                                                 779,744          862,096
   Cost of food and beverage                               77,387          110,123
   Administrative & operating                           1,178,759        1,115,824
   Depreciation and amortization                          175,932          133,909
                                                      -----------      -----------
   Total operating expenses                             3,739,954        3,776,964
                                                      -----------      -----------
   Income (loss) from operations                         (285,408)         253,818
                                                      -----------      -----------

Other expense:
    Interest expense, net                                 (94,377)        (134,299)
    Other expense,  net                                        --          (29,454)
                                                      -----------      -----------
    Total other expense                                   (94,377)        (163,753)
                                                      -----------      -----------

Income (loss) before
 provision for income taxes                              (379,785)          90,065
Provision for income taxes                                 26,000           17,142
                                                      -----------      -----------
Net income (loss)                                     $  (405,785)     $    72,923
                                                      ===========      ===========
Basic and diluted per share data:
Net income (loss)                                     ($     0.32)     $      0.06
                                                      ===========      ===========
Basic and diluted weighted average  common shares
 outstanding                                            1,263,225        1,263,225
                                                      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Quarter Ended March 31
                                                                        2003           2002
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                  $(405,785)     $  72,923
Adjustments to reconcile net income (loss) to                      ---------      ---------
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                      175,934        133,909
  Changes in operating assets and liabilities:
    Decrease (increase) in restricted cash                           122,405       (190,631)
    Decrease (increase) in escrowed cash                             166,990        (35,949)
    Decrease  in accounts receivable                                   4,480         31,378
    Decrease (increase) in prepaid expenses and other
     current assets                                                   (1,975)       108,899
    Decrease in accounts payable and other accrued liabilities      (646,298)      (319,709)
    Increase in outstanding parimutuel tickets                       255,365        121,575
    Increase in accrued executive bonus long-term portion                 --         39,176
    Increase (decrease) in other long term liabilities               (33,875)       114,771
                                                                   ---------      ---------
    Total adjustments                                                 43,026          3,419
                                                                   ---------      ---------
    Net cash provided by (used in) operating activities            (362,759)         76,342
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                            (3,262)       (71,517)
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal  payments of debt                                        (26,103)       (78,276)
  Proceeds from debt financing                                       350,000             --
  Decrease in notes receivable, officers                              44,725         87,326
  Proceeds from short-term financing                                      --        300,000
                                                                   ---------      ---------
    Net cash provided by financing activities                        368,622        309,050
                                                                   ---------      ---------

Net increase in cash and cash equivalents                              2,601        313,875
Cash and cash equivalents, beginning of year                         114,327         12,355
                                                                   ---------      ---------
Cash and cash equivalents, end of year                             $ 116,928      $ 326,230
                                                                   ---------      ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                           $ 122,607      $ 113,348
                                                                   =========      =========
Income taxes                                                       $  26,000      $  10,000
                                                                   =========      =========
Non-cash investing activities:
The Company recorded a capital lease obligation of $5,729 in the quarter ended March 31, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                                 MARCH 31, 2003

1. BASIS OF PRESENTATION

INTERIM RESULTS

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results of operations for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated condensed financial statements as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

INCOME (LOSS) PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share", issued by the Financial Accounting Standards Board. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. Stock options were not considered in 2003 since the Company had a net loss and their effect would be antidilutive. The Company's stock options did not have a dilutive effect in 2002 since the option prices per share were deemed to be equal to or higher than the estimated average per share market price of the Company's common stock.

      The amount of potentially dilutive common shares issuable under the Company's stock options, if any, are determined based on the treasury stock method.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

      At March 31, 2003, the Company continued to account for stock-based compensation plans using the intrinsic value method. The Company accounts for stock based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for

Stock-Based Compensation" ("SFAS No. 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

      All stock options were fully vested as of December 31, 2000. As a result, there is no pro-forma expense for the three months ended March 31, 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs, in particular legal obligations associated with such retirement that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this statement on January 1, 2003, as required. However, the adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The provisions of FIN 45, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

2. DEBT

Long-term debt consisted of the following:

                                                         March 31, 2003     December 31, 2002
                                                         --------------     -----------------

6.5% Boston Federal Savings Bank Term Loan                  $5,951,271            $5,627,374
requiring 34 equal monthly payments of principal and
interest beginning November 1, 2002 collateralized
by a mortgage and security interest in all real
estate and personal property located at Wonderland
Greyhound Park. The final payment on the loan is to
be made September 1, 2005 in the amount of $5,690,369

Less current maturities                                         103,027                96,072
                                                             ----------            ----------
Long-term portion                                            $5,848,244            $5,531,302
                                                             ==========            ==========

       At March 31, 2003, the Company had drawn down a total of $6,000,000 under the Boston Federal Saving Bank line, with an additional $500,000 available for use. Of this available amount, $250,000 is currently available for working capital purposes and $250,000 may be used to assist the Company for transaction costs relating to the possible purchase of stock from the minority stockholders of the Company.

      The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of March 31, 2003, the Company was in compliance with these covenants. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

3. LITIGATION

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

      On April 1, 2003, a class action complaint was filed by a stockholder of the Company, Joseph I. Messina, against the Westwood Group and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that it would not have been fair to the stockholders and that the proxy statement omitted information that Mr. Messina alleges to be "material." The Company disputes all of the allegations set out in the Complaint and is taking appropriate action to address this Complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Results of Operations" and elsewhere in this quarterly report.

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

      According to published newspaper accounts, Governor Romney has directed his Chief of Commerce and Labor, Robert Pozen, to conduct an independent analysis of the possible expansion of gaming, which is not anticipated to be completed until some time in the spring of 2003. In addition, according to such newspaper accounts, Governor Romney was considering introducing legislation to allow video slot machines at two to four unspecified sites in the Commonwealth with five-year licenses to be auctioned to the highest bidders. In a recent hearing of the Government Regulations Committee of the Massachusetts House of Representatives, Mr. Pozen, on behalf of the Romney administration, stated that 7,200 slot machines at three unspecified sites could raise as much as $300 million annually in additional state tax revenues. At this same hearing, a number of other gaming-related proposals were discussed. On April 15, 2003, the House of Representatives debated two gaming bills related to permitting slot machines at the Commonwealth's four racetracks and authorizing slot machines and full-scale casinos. Both of these gaming bills were defeated in the House of Representatives on that date.

     According to published newspaper accounts, the president of the Massachusetts Senate stated that expansion of gaming would not be part of the Senate's proposed budget for fiscal year 2004. In addition, according to recent published newspaper accounts, legislation to expand gaming will not again be addressed in either the Massachusetts Senate or House of Representatives until the fall of 2003.

      If Governor Romney and/or the state legislature determines to introduce or enact legislation in 2003 to expand gaming, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Company would in fact benefit from such legislation if ultimately enacted.

      Wonderland Greyhound Park currently conducts live racing six (6) nights per week. Wonderland Greyhound Park also offers simulcast wagering afternoons and evenings throughout the year.

      The table below illustrates certain key statistics for Wonderland Greyhound Park, the Company's greyhound racing operation for the three months ended March 31, 2003 and 2002.

                                           2003        2002
                                        -------     -------
Performances                                 66          76
Simulcast days                               89          90
Pari-mutuel handle (thousands)
  Live-on track                         $ 2,684     $ 3,960
  Live-simulcast                          5,791       7,849
  Guest-simulcast                        11,772      12,585
                                        -------     -------
                                        $20,247     $24,394
                                        -------     -------

Total attendance                         54,800      65,553
Average per capita on site wagering     $   264     $   252

OPERATING REVENUE

      Total operating revenue declined by approximately $576,000 to $3.45 million in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. Parimutuel commissions declined by 13% from approximately $3.33 million to $2.88 million during the same period. Total handle in the first quarter of 2003 was approximately $20.25 million as compared to $24.39 million in 2002, a decline of 17%. Live-on track handle decreased 32% or about $1.28 million for the same period from approximately $3.96 million to $2.68 million in the first quarter of 2003, with an average daily attendance of approximately 615 persons in the first quarter of such periods compared to 803 persons in the first quarter of 2002. Live-simulcast handle decreased by approximately $2.06 million or 26% in the first quarter of 2003 compared to the first quarter of 2002. Guest-simulcast handle decreased by approximately $813,000 or 6.5% from the 2002 amount. Net admissions revenue decreased by 34%. Most of this decrease is associated with decreased attendance, and the remainder with increased promotional discounts. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales and was approximately $547,000 for the three months ended March 31, 2003 decreasing by approximately $116,000 from approximately $663,000 for the three months ended March 31, 2002. Parimutuel commissions for the three months ended March 31, 2003 included approximately $35,000 deposited into the Greyhound Capital Improvements Trust Fund, $12,000 into the Greyhound Adoption Fund, and $40,000 into the Greyhound Promotional Trust Fund. During same period of 2002 such amounts were $38,000, $0, and $50,000 respectively.

OPERATING EXPENSES

      Operating expenses of approximately $3.7 million for the three months ended March 31, 2003 decreased by approximately $37,000 from approximately $3.8 million for the three months ended March 31, 2002. This decrease was the result of cost savings in payroll and operations of approximately $60,000, as well as decreased purses from the handle decline of approximately $4 million. These cost savings were offset by an increase in utilities of approximately $125,000, which was mainly the result of a credit that was received in the first quarter of 2002.

INTEREST EXPENSE

      Interest expense decreased by approximately $40,000 to approximately $94,000 for the three months ended March 31, 2003 from $134,000 for the three months ended March 31, 2002. The decrease was the result of the note payable refinancing on advantageous terms.

INCOME TAX PROVISION

      The Company's provision of $26,000 and $17,142 for income taxes for the three months ended March 31, 2003 and 2002, respectively, represents state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, the Company had a working capital deficit of approximately $332,000 and a stockholders' deficit of approximately $2.2 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland Greyhound Park, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $117,000 at March 31, 2003, compared with approximately $114,000 at December 31, 2002. The Company's cash used by operations was approximately $363,000 during the first quarter of 2003 as compared to cash provided by operations of approximately $76,000 during the corresponding period in 2002. Non-cash items included in the Company's net loss in the first quarter of 2003 consisted of depreciation and amortization expense of $175,000.

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

      The Company believes that it will generate enough cash from operating and financing activities to satisfy its anticipated obligations during 2003.

      On February 13, 2003, the Company filed a Definitive Proxy Statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 1,500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split had been approved by a majority of the voting power of the Company's stockholders, then holders of less than 1,500 shares immediately prior to such meeting would have been cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public company to a private company. This would have relieved the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the Federal securities laws and to permit small stockholders to receive liquidity for their shares without having to pay brokerage commissions. The proposed reverse stock split would have (i) caused the Company to redeem shares held by approximately 400 holders of record of Common Stock, (ii) retained record holders who hold 1,500 or more shares of Common Stock or Class B Common Stock, (iii) reduced the number of shares, on a pro-rata basis, held by the holders of record who hold 1,500 or more shares of Common Stock or Class B Common Stock, and (iv) changed the percent of outstanding Common Stock held by the remaining stockholders to 100%. Assuming the completion of the proposed reverse stock split and change in its status from a public company to a private company, the Company would have promptly thereafter initiated a tender offer for additional shares of its capital stock in order to provide those stockholders who would not have received a cash payment in connection with the proposed reverse stock split the opportunity to tender one post-reverse stock split share in return for $6,000, which reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

      The special meeting of the Company's stockholders scheduled for March 19, 2003 was adjourned so that the Company could address allegations raised by the Massachusetts Securities Division in an Administrative Complaint and a lawsuit brought by a stockholder in Delaware Chancery Court (See Part II, Item 1, "Legal Proceedings"). Accordingly, the proposed going private transaction was not consummated.

     Management continues to examine the full range of strategic alternatives in an effort to maximize shareholder value, including the benefits and disadvantages of remaining a public company, particularly in light of the lack of a meaningful trading market for its common stock.

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

RESTRICTED CASH

      Restricted cash includes approximately $75,000 and $125,000 at March 31, 2003 and December 31, 2002, respectively, related to funds dedicated to payment of the Company's liability for outstanding pari-mutuel tickets. Unclaimed winnings from pari-mutuel wagering are held by Wonderland Greyhound Park until they become payable to the Commonwealth by operation of unclaimed property statutes. Restricted cash includes approximately $53,000 and $126,000 at March 31, 2003 and December 31, 2002, respectively, which is required to be used for the purposes of the proposed going private transaction. Restricted cash also includes approximately $125,000 at March 31, 2003 and December 31, 2002, held as collateral for the Company's letter of credit which secures the Company's racing bond.

ESCROWED CASH

      Escrowed cash is related to the operations of Wonderland Greyhound Park and includes amounts held by The Commonwealth of Massachusetts in trust funds (for capital improvements and advertising/promotion). Wonderland Greyhound Park funds these costs and requests reimbursements from the trust funds. Wonderland Greyhound Park is reimbursed upon approval by the Commonwealth of Massachusetts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has no material exposure to market risk that could affect its future results of operations and financial condition. Risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may impair our business. The Company does not use derivative products and does not have any material monetary assets (See Item 2, "Liquidity and Capital Resources").

ITEM 4. CONTROLS AND PROCEDURES


      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer (its principal executive officer and principal financial and accounting officer), of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      On April 1, 2003, a class action complaint was filed by a stockholder of the Company, Joseph I. Messina, against the Westwood Group and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that it would not have been fair to the stockholders and that the proxy statement omitted information that Mr. Messina alleges to be "material." The Company disputes all of the allegations set out in the Complaint and is taking appropriate action to address this Complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 13, 2003, the Company mailed a proxy statement to stockholders in connection with a special meeting to be held on March 19, 2003 to vote on an amendment to the Company's certificate of incorporation in order to effectuate a 1,500 for 1 reverse stock split of its capital stock (see Item 2 under "Liquidity and Capital Resources"). The special meeting of the Company's stockholders scheduled for March 19, 2003 was adjourned so that the Company could address allegations raised by the Massachusetts Securities Division in an Administrative Complaint and a lawsuit brought by a stockholder in Delaware Chancery Court (See Item 1, "Legal Proceedings"). Accordingly, the proposed reverse stock split was not voted upon, and conversely was not consummated.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            99.1 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbares-Oxley Act of 2002.

      (b)   Current Reports on Form 8-K

            None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE WESTWOOD GROUP, INC.


                                      /s/ Richard P. Dalton
Date: May 15, 2003                   ___________________________________
                                     Richard P. Dalton President,
                                     Chief Executive Officer and
                                     Director (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)

                                  CERTIFICATION

            I, Richard P. Dalton, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of the Westwood Group, Inc.:

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit/to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Richard P. Dalton
Date: May 15, 2003                    ______________________________
                                      Richard P. Dalton
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)

EXHIBIT INDEX

99.1 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002