Form 10-Q
period 2003-06-30
WESTWOOD GROUP INC
filed 2003-08-14
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

As of August 11, 2003, 351,210 shares of the Registrant's common stock, par value $.01 per share, and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                                                                                            PAGE
PART I  FINANCIAL INFORMATION                                                              NUMBER
ITEM 1: Financial Statements (Unaudited)
        Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 .......         3
        Consolidated Statements of Operations for the three months ended
        June 30, 2003 and June 30, 2002 .............................................         5
        Consolidated Statements of Operations for the six months ended
        June 30, 2003 and June 30, 2002 .............................................         6
        Consolidated Statements of Cash Flows for the six months ended
        June 30, 2003 and June 30, 2002 .............................................         7
        Notes to Consolidated Financial Statements ..................................         8
ITEM 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations .........................................        11
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk ..................        18
ITEM 4: Controls and Procedures .....................................................        18

PART II OTHER INFORMATION
ITEM 1: Legal Proceedings ...........................................................        19
ITEM 2: Changes in Securities and Use of Proceeds ...................................        20
ITEM 3: Defaults Upon Senior Securities .............................................        20
ITEM 4: Submission of Matters to a Vote of Security Holders .........................        20
ITEM 5: Other Information ...........................................................        20
ITEM 6: Exhibits and Reports on Form 8-K ............................................        20
SIGNATURE ...........................................................................        21
EXHIBIT INDEX .......................................................................        22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   June 30,        December 31,
                                                                    2003               2002
                                                                ------------       ------------
ASSETS (Note 2)

CURRENT ASSETS:

   Cash and cash equivalents                                    $    479,292       $    114,327
   Restricted cash                                                   277,439            376,279
   Escrowed cash                                                     174,897            294,996
   Accounts receivable                                                16,054             20,781
   Prepaid expenses and other current assets                         276,883            134,583
   Notes receivable from officers short term portion                 598,646          1,137,572
                                                                ------------       ------------

   Total current assets                                            1,823,211          2,078,538
                                                                ------------       ------------

PROPERTY, PLANT, & EQUIPMENT

   Building and building improvements                             19,121,765         19,094,811
   Machinery and equipment                                         4,875,680          4,848,183
   Land                                                              348,066            348,066
                                                                ------------       ------------

                                                                  24,345,511         24,291,060

   Less accumulated depreciation and amortization                (19,822,573)       (19,534,414)
                                                                ------------       ------------
                 Net property, plant and equipment                 4,522,938          4,756,646
                                                                ------------       ------------

OTHER ASSETS:

Deferred financing costs, less accumulated amortization of
$83,037 and $33,214 at June 30, 2003 and December 31, 2002
respectively                                                         215,900            265,723
   Other assets, net                                                  26,379             26,379
                                                                ------------       ------------
                 Total other assets                                  242,279            292,102
                                                                ------------       ------------

   Total assets                                                 $  6,588,428       $  7,127,286
                                                                ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             June 30,       December 31,
                                                                 2003               2002
                                                         ------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

     Accounts payable and other accrued liabilities      $  2,294,697       $  1,749,997
     Outstanding pari-mutuel tickets                          451,039            608,226
     Current maturities of long-term debt (Note 2)            104,710             96,072
                                                         ------------       ------------
            Total current liabilities                       2,850,446          2,454,295

LONG-TERM DEBT,  less current maturities (Note 2)           5,821,427          5,531,302

OTHER LONG-TERM LIABILITIES                                   918,906            985,827
                                                         ------------       ------------
             Total liabilities                              9,590,779          8,971,424
                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' DEFICIENCY:

   Common stock, $.01 par value; authorized
        3,000,000 shares, 1,944,409 shares issued              19,444             19,444
   Class B Common stock, $.01 par value; authorized
        1,000,000 shares;  912,615 shares issued                9,126              9,126
   Additional paid-in capital                              13,379,275         13,379,275
   Accumulated deficit                                     (7,949,129)        (6,790,916)
   Accumulated other comprehensive loss                      (496,285)          (496,285)
   Cost of 1,593,199 common and 600 Class B
        common shares in treasury                          (7,964,782)        (7,964,782)
                                                         ------------       ------------

Total stockholders' deficiency                             (3,002,351)        (1,844,138)
                                                         ------------       ------------

     Total liabilities and stockholders' deficiency      $  6,588,428       $  7,127,286
                                                         ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    June 30,           June 30,
For the Three Months Ended                              2003               2002
-------------------------------------------------------------------------------
OPERATING REVENUES:
       Pari-mutuel commissions                   $ 3,020,871        $ 3,392,600
       Admissions                                     38,595             46,245
       Concessions and parking                       628,536            770,124
                                                 -----------        -----------
Total operating revenue                            3,688,002          4,208,969
                                                 -----------        -----------

Operating expenses:
       Wages, taxes and benefits                   1,724,145          1,502,137
       Purses                                        803,023            893,996
       Cost of food and beverage                     108,156            171,992
       Administrative and operating                1,518,165          1,372,575
       Depreciation and amortization                 162,050            155,386
                                                 -----------        -----------
Total operating expenses                           4,315,539          4,096,086
                                                 -----------        -----------
       Income (loss) from operations                (627,537)           112,883
                                                 -----------        -----------

Other expense:
       Interest expense, net                        (107,391)           (92,911)
       Other expense,  net                           (10,000)            (1,890)
                                                 -----------        -----------
Total other expense                                 (117,391)           (94,801)
                                                 -----------        -----------

Income (loss) from operations before                (744,928)            18,082
 provision for income taxes
Provision for income taxes                             7,500             10,303
                                                 -----------        -----------
Net income (loss)                                $  (752,428)       $     7,779
                                                 -----------        -----------

Basic and diluted per share data:
Net income (loss)                                     ($0.59)       $      0.01
                                                 ===========        ===========
Weighted average
 common shares outstanding                         1,263,225          1,263,225
                                                 ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    June 30,           June 30,
For the Six Months Ended                                2003               2002
-------------------------------------------------------------------------------
OPERATING REVENUES:
       Pari-mutuel commissions                   $ 5,900,383        $ 6,718,299
       Admissions                                     66,525             88,654
       Concessions and parking                     1,175,640          1,432,798
                                                 -----------        -----------
  Total operating revenue                          7,142,548          8,239,751
                                                 -----------        -----------

Operating expenses:
       Wages, taxes and benefits                   3,252,277          3,057,149
       Purses                                      1,582,767          1,756,092
       Cost of food and beverage                     185,543            282,115
       Administrative and operating                2,696,924          2,488,401
       Depreciation and amortization                 337,982            289,293
                                                 -----------        -----------
Total operating expenses                           8,055,493          7,873,050
                                                 -----------        -----------
       Income (loss) from operations                (912,945)           366,701
                                                 -----------        -----------

Other (expense):
       Interest expense, net                        (201,768)          (227,208)
       Other expense,  net                           (10,000)           (31,344)
                                                 -----------        -----------
Total other (expense)                               (211,768)          (258,552)
                                                 -----------        -----------

Income (loss) from operations before              (1,124,713)           108,149
 provision for income taxes
Provision for income taxes                            33,500             27,445
                                                 -----------        -----------
Net income (loss)                                $(1,158,213)       $    80,704
                                                 ===========        ===========

Basic and diluted per share data:
Net income (loss)                                     ($0.92)       $      0.06
                                                 ===========        ===========
Weighted average
   common shares outstanding                       1,263,225          1,263,225
                                                 ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE WESTWOOD GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six months ended June 30,
                                                                                    2003            2002
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                            ($1,158,213)      $  80,704
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
     Depreciation and amortization                                               337,982         289,293

     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                                     98,840        (165,131)
       Decrease  in escrowed cash                                                120,099          14,618
       Decrease  in accounts receivable                                            4,727          25,395
       Decrease (increase) in prepaid expenses and other current assets         (142,300)         52,210
       Decrease  in other assets, net                                                 --          38,073
       Increase in accounts payable and other accrued liabilities                518,390         229,560
       Decrease in outstanding pari-mutuel tickets                              (157,187)        (91,888)
       Decrease in accrued executive bonus long -term portion                         --         (46,769)
       Decrease in other long term liabilities                                   (66,921)        (28,926)
                                                                             -----------       ---------
        Total adjustments                                                        713,630         316,435
                                                                             -----------       ---------
            Net cash provided by (used in) operating activities                 (444,583)        397,139
                                                                             -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Additions to property, plant and equipment                                (28,141)       (504,963)
                                                                             -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Principal  payment  of debt                                               (51,237)       (241,320)
       Proceeds from debt financing                                              350,000              --
       Decrease in notes receivable, officers                                    538,926         109,469
       Short term advances                                                            --         300,000
                                                                             -----------       ---------
       Net cash provided by financing activities                                 837,689         168,149
                                                                             -----------       ---------

Net increase in cash and cash equivalents                                        364,965          60,325
Cash and cash equivalents, beginning of year                                     114,327          12,355
                                                                             -----------       ---------
Cash and cash equivalents, end of year                                       $   479,292       $  72,680
                                                                             -----------       ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                              $   201,768       $ 202,661
                                                                             -----------       ---------
       Income taxes                                                          $    26,000       $  25,000
                                                                             -----------       ---------

The company recorded capital lease obligations of $26,310 in 2003.

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

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

INCOME ( LOSS ) PER COMMON SHARE

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

STOCK-BASED COMPENSATION

      At June 30, 2003, the Company continued to account for stock-based compensation plans using the intrinsic value method. The Company accounts for stock based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure".

      All stock options were fully vested as of December 31, 2000. As a result, there is no pro-forma expense for the six months ended June 30, 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company's financial position and results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

2.    DEBT

Long-term debt consisted of the following:

                                              June 30, 2003    December 31, 2002
                                              -------------    -----------------
6.5% Boston Federal Savings Bank term loan       $5,926,137         $5,627,374
Requiring 34 monthly payments of
principal and interest beginning
November 1, 2002 collateralized by a
mortgage and security interest in all
real estate and personal property
located at Wonderland Greyhound Park.
The final payment on the loan is to be
made September 1, 2005 in the amount of
$5,690,369.

Less current maturities                             104,710             96,072
                                                 ----------         ----------
Long - term portion                              $5,821,427         $5,531,302
                                                 ==========         ==========

      At June 30, 2003, the Company had drawn down a total of $6,000,000 under the Boston Federal Savings Bank line, with an additional $500,000 available for use. Of this available amount, $250,000 is currently available for working capital purposes and $250,000 may be used to assist the Company for transaction costs relating to the proposed purchase of stock from the minority stockholders of the Company.

      The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of June 30, 2003, the Company was in compliance with these covenants. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

3.    LITIGATION

      The Company is involved in various legal proceedings that arise in the ordinary course of its business.

      On March 18, 2003, which was one day prior to the date of the special meeting of the Company's stockholders to approved a proposed reverse stock split going private transaction, the Company received an Administrative Complaint and Ex Parte Motion for a Temporary Order to Cease and Desist from the Securities Division of the Office of the Secretary of The Commonwealth of Massachusetts' Securities Division. The Administrative Complaint claimed that the Company failed to disclose certain information to the stockholders in the proxy statement related to the proposed reverse stock split, which the Division alleged to be "material." Specifically, the Division alleged that the Company failed to disclose (i) the existence of loans from E. Mark Noonan, the principal of Alouette Capital, to the Company and Mr. Sarkis; (ii) that Alouette Capital was not a registered broker dealer, and (iii) the extent of the Company's lobbying activities with respect to the passage of gaming legislation. The stockholders' meeting scheduled for March 19, 2003 to approve the proposed going private transaction was adjourned in order to permit the Company to address this matter, and the stockholders' vote was never taken. On April 8, 2003, the Company filed an answer in response to the Administrative Complaint denying each of the allegations set forth in the Administrative Complaint.

      On June 16, 2003, the Company executed an Offer of Settlement and a Consent Order was issued. The principal elements of the settlement were as follows:

            (i) The Company would not commit any future violations of chapter 110A of Massachusetts General Laws and the corresponding regulations promulgated thereunder;

            (ii) The Company paid the sum of $10,000 to offset the cost of the Division's investigation;

            (iii) If the Company retains a fairness opinion provider as part of any proposed going private transaction, the Company would engage a fairness opinion provider that is independent, unaffiliated, and free from all material conflicts of interest;

            (iv) The Company would not, within the next twelve months, enter into, effect or consummate with its then existing shareholders a going private transaction where the common stock of Company is valued as a per share price of less than $4.00, however, it could seek review of this provision through petition to the Director of the Division and he/she may grant such relief at his/her sole discretion, provided that such relief shall not be unreasonably withheld;

            (v) The Company would include all material facts, consistent with the SEC's rules, considered by the Board of Directors in reaching its fairness determination regarding any proposed going private transaction and would present a fair and balanced representation of the potential expansion of gaming legislation in Massachusetts consistent with all applicable SEC rules;

            (vi) The Company would make available to any fairness opinion provider retained by the Board of Directors to determine the fairness of any proposed going private transaction, any and all current gaming-related reports and materials prepared for the Company by any consultant, including any financial projections;

            (vii) The Company would present to the Division any draft of an amendment to the existing February 13, 2003 Proxy Statement or any other filing under the SEC's Regulation M-A contemporaneously with submission of the same to the SEC for review;

            (viii) The Company would require approval of any proposed going private transaction by majority of (a) the unaffiliated stockholders of the outstanding shares of Common Stock, and (b) the unaffiliated stockholders of the Class B Common Stock;

            (ix) The Company would value the stock based upon a range deemed to be fair by the new fairness opinion provider; and

            (x) The Company would include provisions that would pay former stockholders whose shares have been purchased through the transaction an additional premium, earn out, or the like, should legislation be enacted into law, within one (1) year of the stockholders vote approving the transaction, authorizing the Company to install slot machines at its racetrack, with the amount of any payment to former stockholders to be determined based upon the particular provisions of the statute, and whether, in fact, the Company realizes increased revenues in connection therewith.

      On April 1, 2003, a class action complaint was filed by a stockholder of the Company against the Company and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information alleged to be "material." On June 17, 2003, the Company filed a Motion to Dismiss for mootness on the grounds that the proposed going private transaction has not or will not be completed. To date, the plaintiffs have not filed a response to the motion, and no further action has been taken at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Results of Operations" and elsewhere in this quarterly report.

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

      While various legislation has been introduced, the Massachusetts state legislature took no action to expand legalized gaming in the years 2000, 2001 and 2002. On October 3, 2002, the then Governor of Massachusetts issued an executive order establishing a special commission to study and report on the potential impact, both positive and negative, of the potential expansion of legalized gaming in Massachusetts. This commission held public hearings in four locations throughout the Commonwealth and reported its findings to the Governor on December 31, 2002. This commission's report did not recommend that the Governor and/or the state legislature enact legislation that would expand gaming, but instead focused on the various ways that the expansion of legalized gaming could possibly impact, both negatively and positively, the Commonwealth and its citizens. Management is unable to predict what, if any, impact this report will have on the overall prospects for the enactment of legislation in Massachusetts to expand legalized gaming. There is no assurance that the release of this report will prompt or thwart the introduction or enactment of such legislation. This is not the first time a commission of this type has been formed. Over the past decade, when similar commissions have proposed the introduction of gaming legislation, numerous bills have been introduced, but legislation has never been enacted despite being supported of by the then Governor of The Commonwealth of Massachusetts and certain state legislators.

      In the Spring of 2003, according to newspaper accounts, Governor Mitt Romney was considering introducing legislation to allow the installation of video slot machines at two to four unspecified sites in the Commonwealth, which would be determined by means of an auction with five-year licenses going to the highest bidders. In a hearing of the Government Regulations Committee of the Massachusetts House of Representatives, Robert Pozen, Governor Romney's Chief of Commerce and Labor, on behalf of the Romney administration, stated that 7,200 slot machines at three unspecified sites could raise as much as $300 million annually in additional state tax revenues. At this same hearing, a number of other gaming-related proposals were discussed. On April 15, 2003, the House of Representatives debated two gaming bills related to permitting slot machines at the Commonwealth's four racetracks and authorizing slot machines and full-scale casinos. Both of these gaming bills were defeated in the House of Representatives on that date.

      A provision calling for the expansion of legalized gaming was not included in the Massachusetts budget for fiscal year 2004. According to published newspaper accounts, legislation to expand legalized gaming will not be introduced in the Massachusetts state legislature until the Fall of 2003. If Governor Romney and/or the state legislature determines to introduce or enact legislation in 2003 to expand gaming, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Company would in fact benefit from such legislation if ultimately enacted.

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

      Wonderland Greyhound Park currently conducts live racing five (5) nights per week. Wonderland Greyhound Park also offers simulcast wagering afternoons and evenings throughout the year.

The table below illustrates certain key statistics for Wonderland Greyhound Park, the Company's greyhound racing operation, for the three months ended June 30, 2003 and 2002.

                                                        2003             2002
                                                     -------          -------
Performances                                              75               91
Simulcast days                                            91               91
Pari-mutuel handle (in thousands)
   Live-on track                                     $ 3,577          $ 4,757
   Live-simulcast                                      6,686            8,500
   Guest-simulcast                                    12,297           12,728
                                                     -------          -------
Total pari-mutuel handle                             $22,560          $25,985
                                                     =======          =======

Total attendance                                      62,922           70,297
Average per capita on site wagering                  $   252          $   249
Average Daily Attendance                                 839              772

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

OPERATING REVENUE

      Total operating revenue declined by approximately $521,000, or 12%, to $3.69 million in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Pari-mutuel commissions declined by 11% from approximately $3.39 million to $3.02 million during the same period. Total handle in the second quarter of 2003 was approximately $22.56 million as compared to approximately $25.99 million in 2002. Live-on track handle decreased 25%, or about $1.18 million, from approximately $4.76 million to approximately $3.58 million in 2002, with an average daily attendance of approximately 839 persons in 2003 compared to 772 persons in 2002. Live-simulcast handle decreased by approximately $1.81 million from approximately $8.50 million to approximately $6.69 million, or 21%, in the second quarter of 2003 compared to the second quarter of 2002. Guest-simulcast handle decreased by $431,000 from approximately $12.73 million to approximately $12.30 million, or 3%, from 2003 to 2002.

      The decrease in admissions revenue, when associated discounts are added back, approximates the decline in attendance of 11%. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. Other operating revenue stood at approximately $629,000 for the three months ended June 30, 2003 decreasing by approximately $141,000 from approximately $770,000 for the three months ended June 30, 2002. Pari-mutuel commission for the three months ended June 30, 2003 included approximately $30,000 deposited into the Greyhound Capital Improvements Trust Fund, $46,000 deposited into the Greyhound Promotional Trust Fund, and $31,000 deposited into the Greyhound Adoption Trust Fund. During same period of 2002, these figures amounted to $34,000, $52,000, and $35,000, respectively.

OPERATING EXPENSES

      Operating expenses of approximately $4.32 million for the three months ended June 30, 2003 increased by approximately $219,000 from approximately $4.10 million for the three months ended June 30, 2002. This increase was attributable to an increase in salary expense related to adjustments negotiated with bargaining units as well as an increase in utilities expense or approximately $125,000 which was mainly the result of a credit that was received in the first quarter of 2002.

INTEREST EXPENSE

      Interest expense increased by approximately $14,000 for the three months ended June 30, 2003 from approximately $93,000 in the three months ended June 30, 2002 to approximately $107,000 in the three months ended June 30, 2003 due to increased debt borrowings.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased approximately $7,500 to $162,000 in the three months ended June 30, 2003, from $155,000 in the comparable period in 2002. The increase is the result of capital additions to the racing facility.

PROVISION FOR INCOME TAXES

      The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first six months of 2003 and 2002 primarily due to the utilization of available net operating loss carryforwards in 2002 and the net loss in 2003. The provision for taxes of approximately $7,500 and $10,000 in the second three months of 2003 and 2002, respectively, represents estimated state taxes.

      The table below illustrates certain key statistics for Wonderland Greyhound Park, the Company's greyhound racing operation, for the six months ended June 30, 2003 and 2002.

                                                           2003             2002
                                                       --------         --------
Performances                                                141              167
Simulcast days                                              180              181
Pari-mutuel handle (in thousands)
   Live-on track                                       $  6,261         $  8,717
   Live-simulcast                                        12,477           16,349
   Guest-simulcast                                       24,069           25,313
                                                       --------         --------
Total pari-mutuel handle                               $ 42,807         $ 50,379
                                                       ========         ========

Total attendance                                        117,722          135,850
Average per capita on site wagering                    $    258         $    250
Average Daily Attendance                                    835              813

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

OPERATING REVENUE

      Total operating revenue declined by $1.10 million, or 13%, to approximately $7.14 million in the six months ended June 30, 2003 as compared to approximately $8.24 million in the six months ended June 30, 2002. Pari-mutuel commissions declined by 12% to approximately $5.90 million from approximately $6.72 million during the same period. Total handle in the first six months of 2003 was approximately $42.81 million as compared to $50.38 million in 2002. This represents a decrease of 15%. Live-on track handle decreased 28% or about $2.46 million from approximately $8.72 million in 2002 to $6.26 million in 2002, with an average attendance of approximately 835 persons in 2003 compared to 813 persons in 2002. Live-simulcast handle decreased by $3.87 million to $12.47 million, or 24%, in the first six months of 2003 as compared to $16.35 million during the comparable period of 2002. Guest-simulcast handle decreased by $1.24 million, or 5%, to approximately $24.07 million from approximately $25.31 million in the first six months of 2002.

      The decrease in admissions revenue, when associated discounts are added back, approximates the decline in attendance of 15%. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. Other operating revenue stood at approximately $1.18 million for the six months ended June 30, 2003 decreasing by approximately $250,000 from approximately $1.43 million for the six months ended June 30, 2002. Pari-mutuel commission for the six months ended June 30, 2003 included approximately $60,000 deposited into the Greyhound Capital Improvements Trust Fund, $46,000 deposited into the Greyhound Promotional Trust Fund, and $31,000 deposited into the Greyhound Adoption Trust Fund. During same period of 2002, these figures amounted to $68,000, $44,000, and $44,000 respectively.

OPERATING EXPENSES

      Operating expenses of approximately $8.06 million for the six months ended June 30, 2003 increased by approximately $182,000 from approximately $7.87 million for the six months ended June 30, 2002. This increase was attributable to an increase in salary expense related to adjustments negotiated with bargaining units as well as an increase in utilities expense of approximately $125,000 which was mainly the result of a credit that was received in the first quarter of 2002.

INTEREST EXPENSE

      Interest expense decreased by approximately $25,000 for the six months ended June 30, 2003 from $227,000 in the six months ended June 30, 2002 to approximately $202,000 in the six months ended June 30, 2003 due to increased debt borrowings.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased approximately $49,000 to $338,000 in the six months ended June 30, 2003, from $289,000 in the comparable period in 2002. The increase is the result of capital additions to the racing facility.

PROVISION FOR INCOME TAXES

      The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first six months of 2002 and 2002 primarily due to the utilization of available net operating loss carryforwards in 2002 and the net loss in 2003. The provision for taxes of $34,000 and $27,000 in the first six months of 2003 and 2002, respectively, represents estimated state taxes.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2003, the Company had a working capital deficit of approximately $1.0 million, and a stockholders' deficit of approximately $3.0 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $479,000 at June 30, 2003, compared with $114,000 at December 31, 2002. This increase in cash was primarily due to the payment received on the note receivable from an officer. The Company generated a cash deficiency from operations of approximately $445,000 during the first six months of 2003 as compared to a cash surplus of $397,000 during the corresponding period in 2002. Non-cash items included in the Company's net loss in the first six months of 2003 consist of depreciation and amortization expense of $338,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities generated approximately $376,000 of cash in the first six months of 2003.

      Net cash used in investing activities in 2003 of approximately $28,000 represents investments and additions to the property, plant and equipment. Financing activities in 2003 include $51,000 of funds used to reduce outstanding balances on long-term debt, as well as proceeds from debt financing of $350,000 and the decrease of $539,000 in notes receivable from officers.

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

CRITICAL ACCOUNTING POLICIES

      In accordance with the U.S. Securities and Exchange Commission Release Nos. 33-8040, 34-45149 and FR-60, the Company's Critical Accounting Policies are as follows:

USE OF ESTIMATES

      The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates that could impact on the Company's results of operations include those relating to contractual obligations and other accrued expenses. Actual results could differ from those estimates.

RESTRICTED CASH

      Restricted cash includes approximately $150,000 and $125,000 at June 30, 2003 and December 31, 2002, respectively, related to funds dedicated to payment of the Company's liability for outstanding pari-mutuel tickets. Unclaimed winnings from pari-mutuel wagering are held by Wonderland Greyhound Park until they become payable to the Commonwealth by operation of unclaimed property statutes. Restricted cash includes approximately $1,000 and $126,000 at June 30, 2003 and December 31, 2002, respectively, which is required to be used for the purposes of the proposed going private transaction. Restricted cash also includes approximately $126,000 and $125,000 at June 30, 2003 and December 31, 2002, respectively, held as collateral for the Company's letter of credit which secures the Company's racing bond.

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

ITEM 4. CONTROLS AND PROCEDURES

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's Chief Executive Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

      During the three month period ended June 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that arise in the ordinary course of its business.

      March 18, 2003, which was one day prior to the date of the special meeting of the Company's stockholders to approve a proposed reverse stock split going private transaction, the Company received an Administrative Complaint and Ex Parte Motion for a Temporary Order to Cease and Desist from the Securities Division of the Office of the Secretary of The Commonwealth of Massachusetts' Securities Division. The Administrative Complaint claimed that the Company failed to disclose certain information to the stockholders in the prior proxy statement, which the Division alleged to be "material." Specifically, the Division alleged that the Company failed to disclose (i) the existence of loans from E. Mark Noonan, the principal of Alouette Capital, to the Company and Mr. Sarkis; (ii) that Alouette Capital was not a registered broker dealer, and (iii) the extent of the Company's lobbying activities with respect to the passage of gaming legislation. The stockholders' meeting scheduled for March 19, 2003 to approve the proposed going private transaction was adjourned in order to permit the Company to address this matter, and the stockholders' vote was never taken. On April 8, 2003, the Company filed an answer in response to the Administrative Complaint denying each of the allegations set forth in the Administrative Complaint.

      On June 16, 2003, the Company executed an Offer of Settlement and a Consent Order was issued. The principal elements of the settlement were as follows:

                  (i) The Company would not commit any future violations of
            chapter 110A of Massachusetts General Laws and the corresponding regulations promulgated thereunder;

                  (ii) The Company paid the sum of $10,000 to offset the cost of the Division's investigation;

                  (iii) If the Company retains a fairness opinion provider as part of any proposed going private transaction, the Company would engage a fairness opinion provider that is independent, unaffiliated, and free from all material conflicts of interest;

                  (iv) The Company would not, within the next twelve months, enter into, effect or consummate with its then existing shareholders a going private transaction where the common stock of Company is valued as a per share price of less than $4.00, however, it could seek review of this provision through petition to the Director of the Division and he/she may grant such relief at his/her sole discretion, provided that such relief shall not be unreasonably withheld;

                  (v) The Company would include all material facts, consistent with the SEC's rules, considered by the Board of Directors in reaching its fairness determination regarding any proposed going private transaction and would present a fair and balanced representation of the potential expansion of gaming legislation in Massachusetts consistent with all applicable SEC rules;

                  (vi) The Company would make available to any fairness opinion provider retained by the Board of Directors to determine the fairness of any proposed going private transaction, any and all current gaming-related reports and materials prepared for the Company by any consultant, including any financial projections;

                  (vii) The Company would present to the Division any draft of an amendment to the existing February 13, 2003, Proxy Statement or any other filing under the SEC's Regulation M-A contemporaneously with submission of the same to the SEC for review;

                  (viii) The Company would require approval of any proposed
            going private transaction by majority of (a) the unaffiliated stockholders of the outstanding shares of Common Stock, and (b) the unaffiliated stockholders of the Class B Common Stock;

                  (ix) The Company would value the stock based upon a range
            deemed to be fair by the new fairness opinion provider; and

                  (x) The Company would include provisions that would pay former stockholders whose shares have been purchased through the transaction an additional premium, earn out, or the like, should legislation be enacted into law, within one (1) year of the stockholders vote approving the transaction, authorizing the Company to install slot machines at its racetrack, with the amount of any payment to former stockholders to be determined based upon the particular provisions of the statute, and whether, in fact, the Company realizes increased revenues in connection therewith.

      On April 1, 2003, a class action complaint was filed by a stockholder of the Company against the Company and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information alleged to be "material". On June 17, 2003, the Company filed a Motion to Dismiss for mootness on the grounds that the proposed going private transaction has not or will not be completed. To date, the plaintiffs have not filed a response to the motion, and no further action has been taken at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Current Reports on Form 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE WESTWOOD GROUP, INC.


Date: August 14, 2003                /s/ Richard P. Dalton
                                     -------------------------------------------
                                     Richard P. Dalton President,
                                     Chief Executive Officer and
                                     Director (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

31.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002