Form 10-K/A
period 2002-12-31
WESTWOOD GROUP INC
filed 2003-10-31
CIK 83530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-1590

                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filed (as
defined in Rule 12b-24 of the Act).  Yes [ ]     No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Form 10-K/A is being filed for the sole purpose for correcting a typographical error in order to indicate that Richard P. Dalton is the Principal Accounting Officer of the Westwood Group, in addition to being the Principal Executive Officer and Principal Financial Officer of the Westwood Group. No other information contained in the Westwood Group's Form 10-K for the year ended December 31, 2002, has been updated or amended.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                THE WESTWOOD GROUP, INC.

Date: April 15, 2003                            /s/ RICHARD P. DALTON
                                                ---------------------------------------------
                                                Richard P. Dalton
                                                President, Chief Executive Officer and
                                                Director
                                                (Principal Executive Officer, Principal
                                                Financial
                                                Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.



Date: April 15, 2003                            /s/ CHARLES F. SARKIS
                                                ---------------------------------------------
                                                Charles F. Sarkis
                                                Chairman of the Board

Date: April 15, 2003                            /s/ RICHARD P. DALTON
                                                ---------------------------------------------
                                                President, Chief Executive Officer and
                                                Director
                                                (Principal Executive Officer, Principal
                                                Financial
                                                Officer and Principal Accounting Officer)

Date:
                                                ---------------------------------------------
                                                Paul J. DiMare
                                                Director

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                THE WESTWOOD GROUP, INC.

Date: October 31, 2003                          /s/ RICHARD P. DALTON
                                                ---------------------------------------------
                                                Richard P. Dalton
                                                President, Chief Executive Officer and
                                                Director
                                                (Principal Executive Officer, Principal
                                                Financial
                                                Officer and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.



Date: October 31, 2003                          /s/ CHARLES F. SARKIS
                                                ---------------------------------------------
                                                Charles F. Sarkis
                                                Chairman of the Board

Date: October 31, 2003                          /s/ RICHARD P. DALTON
                                                ---------------------------------------------
                                                Richard P. Dalton
                                                President, Chief Executive Officer and
                                                Director
                                                (Principal Executive Officer, Principal
                                                Financial
                                                Officer and Principal Accounting Officer)

Date: October 31, 2003                          /s/ JOSEPH CASSIN
                                                ---------------------------------------------
                                                Joseph Cassin
                                                Director