Form 10-Q
period 2003-09-30
WESTWOOD GROUP INC
filed 2003-11-13
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM              TO
                                   ------------    -------------

                         COMMISSION FILE NUMBER: 0-1590

                            THE WESTWOOD GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-1983910
           --------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

      190 V.F.W. Parkway, Revere, Massachusetts              02151
      ---------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                  781-284-2600
                                  -------------
              (Registrant's telephone number, including area code)

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

As of November 12, 2003, 351,210 shares of the Registrant's common stock, par value $.01 per share, and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 .......    3
Consolidated Statements of Operations for the nine months ended
 September 30, 2003 and September 30, 2002 .......................................    5
Consolidated Statements of Operations for the three months ended
 September 30, 2003 and September 30, 2002 .......................................    6
Consolidated Statements of Cash Flows for the nine months ended
 September 30, 2003 and September 30, 2002 .......................................    7
Notes to Consolidated Financial Statements .......................................    8
ITEM 2: Management's Discussion and Analysis of Financial Condition and
 Results of Operations ...........................................................   11
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk ...............   16
ITEM 4: Controls and Procedures ..................................................   16
PART II OTHER INFORMATION ........................................................   17
ITEM 1: Legal Proceedings ........................................................   17
ITEM 2: Changes in Securities and Use of Proceeds ................................   17
ITEM 3: Defaults Upon Senior Securities ..........................................   17
ITEM 4: Submission of Matters to a Vote of Security Holders ......................   17
ITEM 5: Other Information ........................................................   17
ITEM 6: Exhibits and Reports on Form 8-K .........................................   17
SIGNATURE ........................................................................   18
EXHIBIT INDEX ....................................................................   19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,   December 31,
                                                                  2003            2002
                                                              ------------    ------------
                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                 $     83,668    $    114,327
    Restricted cash                                                352,314         376,279
    Escrowed cash                                                  191,812         294,996
    Accounts receivable                                             18,826          20,781
    Prepaid expenses and other current assets                      197,660         134,583
    Notes receivable from officers short-term portion              417,863       1,137,572
                                                              ------------    ------------
            Total current assets                                 1,262,143       2,078,538
                                                              ------------    ------------

PROPERTY, PLANT, & EQUIPMENT

    Building and building improvements                          19,133,165      19,094,811
    Machinery and equipment                                      4,875,680       4,848,183
    Land                                                           348,066         348,066
                                                              ------------    ------------
                                                                24,356,911      24,291,060

    Less accumulated depreciation and amortization             (19,959,711)    (19,534,414)
                                                              ------------    ------------
                  Net property, plant and equipment              4,397,200       4,756,646
                                                              ------------    ------------

OTHER ASSETS:

    Deferred financing costs, less accumulated
    amortization of $107,948 and $33,214 at
    September 30, 2003 and December 31, 2002,
    respectively.                                                  190,989         265,723
    Other assets, net                                               16,977          26,379
                                                              ------------    ------------
                    Total other assets                             207,966         292,102
                                                              ------------    ------------

    Total assets                                              $  5,867,309    $  7,127,286
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,   December 31,
                                                            2003            2002
                                                        ------------    ------------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and other accrued liabilities      $  2,268,923    $  1,749,997
    Outstanding pari-mutuel tickets                          492,852         608,226
    Current maturities of long-term debt (Note 2)            106,421          96,072
                                                        ------------    ------------
            Total current liabilities                      2,868,196       2,454,295

LONG TERM DEBT, less current maturities (Note 2)           5,794,172       5,531,302

OTHER LONG-TERM LIABILITIES                                  843,132         985,827
                                                        ------------    ------------
             Total liabilities                             9,505,500       8,971,424
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES
    Stockholders' deficiency:
    Common Stock, $.01 par value; authorized
    3,000,000 shares, 1,944,409 shares issued                 19,444          19,444
    Class B Common Stock, $.01 par value; authorized
    1,000,000 shares;  912,615 shares issued                   9,126           9,126
    Additional paid-in capital                            13,379,275      13,379,275
    Accumulated deficit                                   (8,584,969)     (6,790,916)
    Other comprehensive loss                                (496,285)       (496,285)
    Cost of 1,593,199 Common Stock  and 600 Class B
    Common Stock shares in treasury                       (7,964,782)     (7,964,782)

                                                        ------------    ------------
             Total stockholders' deficiency               (3,638,191)     (1,844,138)
                                                        ------------    ------------

    Total liabilities & stockholders' deficiency        $  5,867,309    $  7,127,286
                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended                September 30,   September 30,
     (Unaudited)                             2003            2002
--------------------------------------   ------------    ------------
 OPERATING REVENUES:
       Pari-mutuel commissions           $  8,640,004    $  9,783,166
       Admissions                             100,943         137,219
       Parking and concessions              1,723,889       2,134,513
                                         ------------    ------------
   Total operating revenue                 10,464,836      12,054,898
                                         ------------    ------------

 Operating expenses:
         Wages, taxes and benefits          4,920,967       4,638,296
         Purses                             2,257,725       2,648,312
         Cost of food and beverage            292,635         390,786
         Administrative & operating         3,928,357       3,747,601
         Depreciation and amortization        500,031         467,038
                                         ------------    ------------
 Total operating expenses                  11,899,715      11,892,033
                                         ------------    ------------

        Income(loss) from operations       (1,434,879)        162,865
                                         ------------    ------------

 Other expense:
         Interest expense, net               (303,178)       (304,438)
         Other expense, net                   (10,000)        (44,363)
                                         ------------    ------------
 Total other expense                         (313,178)       (348,801)
                                         ------------    ------------

 Loss from operations before
  provision for income taxes               (1,748,057)       (185,936)
 Provision for income tax                      45,996          28,480
                                         ------------    ------------
 Net loss                                $ (1,794,053)   $   (214,416)
                                         ============    ============

 Basic and diluted per share data:
 Net loss                                ($      1.42)   ($      0.17)
 Basic and diluted weighted average
    common shares outstanding               1,263,225       1,263,225
                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



For the Three Months Ended              September 30,  September 30,
     (Unaudited)                            2003           2002
------------------------------------    -------------  -------------
 OPERATING REVENUES:
       Pari-mutuel commissions           $2,739,621     $3,064,867
       Admissions                            34,418         48,565
       Parking and concessions              548,249        701,715
                                         ----------     ----------
   Total operating revenue                3,322,288      3,815,147
                                         ----------     ----------

 Operating expenses:
         Wages, taxes and benefits        1,668,690      1,581,147
         Purses                             674,958        892,220
         Cost of food and beverage          107,092        108,671
         Administrative and operating     1,231,432      1,259,200
         Depreciation and amortization      162,049        177,745
                                         ----------     ----------
 Total operating expenses                 3,844,221      4,018,983
                                         ----------     ----------

        Loss from operations               (521,933)      (203,836)
                                         ----------     ----------

 Other expense:
          Interest expense, net            (101,411)       (77,230)
          Other expense, net                      -        (13,019)
                                         ----------     ----------
 Total other expense                       (101,411)       (90,249)
                                         ----------     ----------

 Loss from operations before
  provision for income taxes               (623,344)      (294,085)
 Provision for income tax                    12,496          1,035
                                         ----------     ----------
 Net loss                                $ (635,840)    $ (295,120)
                                         ==========     ==========

 Basic and diluted per share data:
 Net loss                               ($     0.50)   ($     0.23)
 Basic and diluted weighted average
    common shares outstanding             1,263,225      1,263,225
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months ended September 30,
                                                                        2003            2002
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              (1,794,053)       (214,416)
                                                                    ------------    ------------
Adjustments to reconcile net loss to
 net cash used for operating activities:
     Depreciation and amortization                                       500,031         467,038
      Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                             23,965        (222,970)
       Decrease  (increase) in escrowed cash                             103,184        (167,046)
       Decrease  in accounts receivable                                    1,955          30,462
       Decrease (increase) in prepaid expenses and other
            current assets                                               (63,077)        167,131
       Decrease  in other assets, net                                      9,402          21,780
       Increase in accounts payable and other accrued liabilities        492,616          84,805
       Decrease in outstanding pari-mutuel tickets                      (115,374)        (25,540)
       Decrease  in accrued executive bonus long -term portion                 -         (54,352)
       Decrease in other long term liabilities                          (142,695)       (381,571)
                                                                    ------------    ------------
        Total adjustments                                                810,007         (80,263)
                                                                    ------------    ------------
            Net cash used for operating activities                      (984,046)       (294,679)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                         (39,541)       (554,805)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal  payment  of debt                                         (76,781)       (406,285)
     Retirement of debt                                                        -      (3,856,218)
     Proceeds from debt financing                                        350,000       5,400,000
     Increase in deferred finance costs                                        -        (254,432)
     Decrease in notes receivable, officers                              719,709         137,246
                                                                    ------------    ------------
        Net cash provided by financing activities                        992,928       1,020,311
                                                                    ------------    ------------

Net increase in cash and cash equivalents                                (30,659)        170,827
Cash and cash equivalents, beginning of year                             114,327          12,355
                                                                    ------------    ------------
Cash and cash equivalents, end of year                              $     83,668    $    183,182
                                                                    ============    ============
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
Interest                                                            $    286,014    $    273,076
                                                                    ------------    ------------
Income taxes                                                        $     46,996    $     26,035
                                                                    ------------    ------------

The Company recorded capital lease obligations of $26,310 in 2003.

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

LOSS PER COMMON SHARE

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. Stock options were not considered in 2003 and 2002 since the Company had a net loss and their effect would be antidilutive.

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

STOCK-BASED COMPENSATION

         At September 30, 2003, the Company continued to account for stock-based compensation plans using the intrinsic value method. The Company accounts for stock based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure".

         All stock options were fully vested as of December 31, 2000. As a result, there is no pro-forma expense for the nine months ended September 30, 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position and results of operations.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 has not and is not expected to have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The adoption of SFAS No. 150 has not and is not expected to have a material effect on the Company's financial statements.

2. DEBT

Long-term debt consisted of the following:

                                                                 September 30, 2003     December 31, 2002
                                                                 ------------------     -----------------
6.5% Boston Federal Savings Bank ("Boston Federal Savings
Bank"), which is collateralized by a mortgage and security
interest in all  real estate and personal property located
at Wonderland Greyhound Park Realty LLC                               $5,900,593            $5,627,374

Less current maturities                                                  106,421                96,072
                                                                      ----------            ----------
Long - term portion                                                   $5,794,172            $5,531,302
                                                                      ==========            ==========

         At September 30, 2003, the Company had drawn down a total of $6,000,000 under the Boston Federal Savings Bank line, with an additional $500,000 available for use. Of this available amount, $250,000 was available for working capital purposes and $250,000 was available to assist the Company for transaction costs relating to the proposed purchase of stock from the minority stockholders of the Company. On October 27, 2003, the Company drew down the remaining $250,000 that was available for working capital purposes, and an additional $90,000 for transaction costs related to the proposed going private transaction.

         The loan is due in monthly principal and interest payments of approximately $43,000, and the final payment on the loan is to be made on September 1, 2005 in the amount of $6,019,779.

         The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of September 30, 2003, the Company was in compliance with these covenants. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

3. LITIGATION

         The Company is involved in various legal proceedings that arise in the ordinary course of its business.

         On April 1, 2003, a class action complaint was filed by a stockholder of the Company against the Company and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information alleged to be "material." On June 17, 2003, the Company filed a Motion to Dismiss for mootness on the grounds that the then proposed going private transaction was never completed.

         On October 23, 2003, this same plaintiff filed a supplemented and amended complaint with the Court of Chancery in the State of Delaware alleging that the new proposed reverse stock split, as described in the preliminary proxy statement filed with the Securities and Exchange Commission on August 21, 2003, as amended October 2, 2003, is not fair to the stockholders of the Company and that the proxy statement omits information that the plaintiff alleges to be "material." The Company disputes all of the allegations set forth in this complaint, and on November 10, 2003, it filed a Motion to Dismiss for failure to state a claim.

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

         On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this statute, the Company and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. This legislation also provides that the Company is to pay premiums for the right to simulcast interstate thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition, to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse account of the individual racetracks responsible for such unclaimed wagers. The Company also received a one-time grant of $300,035 during 2001 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

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

         On November 6, 2003, an amendment was filed to an omnibus economic development package in the Massachusetts Senate that would have authorized the installation of up to 1,500 slot machines at each of the state's four race tracks and the establishment of up to two casinos. Faced with significant opposition, the amendment was withdrawn prior to any vote being taken. According to newspaper accounts, no further legislation to expand legalized gaming is expected to be introduced in 2003.

         If Governor Romney and/or the state legislature determines to introduce or enact legislation to expand gaming in the future, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Company would in fact benefit from such legislation if ultimately enacted.

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

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the three months ended September 30, 2003 and 2002.

                                           2003          2002
Performances                                   66            84
Simulcast days                                 92            92
Pari-mutuel handle (thousands)
   Live-on track                         $  3,291      $  4,229
   Live-simulcast                           6,142         7,257
   Guest-simulcast                         10,664        12,235
                                         --------      --------
                                         $ 20,097      $ 23,721
                                         ========      ========
Total attendance                           58,679        67,489
Average per capita on site wagering      $    238      $    244
Average Daily Attendance                      638           734

OPERATING REVENUE

         Total operating revenue declined by $493,000 to $3.32 million in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

         Pari-mutuel commissions declined by 11% from $3.06 million to $2.74 million during the same period.

         Total handle in the third quarter of 2003 was approximately $20.01 million as compared to $23.7 million in 2002. Live-on track handle decreased 22.2% or about $0.94 million from $4.23 million to $3.29 million in 2003, with an average daily attendance of approximately 638 persons in 2003 compared to 734 persons in 2002. Live-simulcast handle decreased by $1.12 million or 15.4% in the third quarter of 2003 compared to the third quarter of 2002. Guest-simulcast handle decreased by $1.57 million or 12.8% from 2002.

         Net admissions revenue decreased by 29.0%. Concessions and parking revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $548,000 for the three months ended September 30, 2003 decreasing by approximately $154,000 from approximately $702,000 for the three months ended September 30, 2002.

         Pari-mutuel commissions for the three months ended September 30, 2003 included approximately: $27,000 deposited into the Greyhound Capital Improvements Trust Fund, $43,000 into the Greyhound Promotional Trust Fund, and $16,000 into the Greyhound Adoption Fund. During same period of 2002 these figures amounted to approximately: $38,000, $52,000, and $21,000, respectively.

OPERATING EXPENSES

         Operating expenses of approximately $3.84 million for the three months ended September 30, 2003 decreased by approximately $0.18 million from approximately $4.02 million for the three months ended September 30, 2002. The decrease is mainly the result of the decline in purse expense related to handle decline.

INTEREST EXPENSE

         Interest expense increased by approximately $24,000 for the three months ended September 30, 2003 from $77,000 in the three months ended September 30, 2002 to approximately $101,000 in the three months ended September 30, 2003. This increase is the result of draw downs on the loan facility.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased approximately $16,000 to $162,000 in the three months ended September 30, 2003, from approximately $178,000 in the comparable period in 2002.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the three months ended September 30, 2003 and 2002 primarily due to the Company's net loss in both years. The provision for taxes of $12,000 and $1,000 in the three months ended September 30, 2003 and 2002, respectively, represents state taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation, for the nine months ended September 30, 2003 and 2002.

                                           2003          2002
                                         --------      --------
Performances                                  207           251
Simulcast days                                272           273
Pari-mutuel handle (thousands)
   Live-on track                         $  9,552      $ 12,946
   Live-simulcast                          18,619        23,606
   Guest-simulcast                         34,733        37,548
                                         --------      --------
                                         $ 62,904      $ 74,100
                                         ========      ========
Total attendance                          176,401       203,339
Average per capita on site wagering      $    251      $    248
Average Daily Attendance                      649           745

OPERATING REVENUE

         Total operating revenue declined by approximately $1.59 million to $10.46 million in the nine months ended September 30, 2003 as compared to $12.05 million for the nine months ended September 30, 2002.

         Pari-mutuel commissions declined by 11.7% from $9.78 million to $8.64 million during the same period.

         Total handle in the first nine months of 2003 was approximately $62.9 million as compared to $74.1 million in 2002.

         Live-on track handle decreased 26.2% or about $3.3 million from $12.9 million in 2002 to $9.6 million in 2003, with an average attendance of approximately 649 persons in 2003 compared to 745 persons in 2002. Live-simulcast handle decreased by $4.9 million or 21.1% in the first nine months of 2003. Guest-simulcast handle decreased by $2.8 million or 7.5% from 2002.

         Net admissions revenue decreased by 26.4%. Concessions and parking revenue consists of food and beverage, program sales, lottery, parking and gift shop sales. It stood at approximately $1.72 million for the nine months ended September 30, 2003 decreasing by approximately $411,000 from approximately $2.13 million for the nine months ended September 30, 2002.

         Pari-mutuel commissions for the nine months ended September 30, 2003 included approximately: $86,000 deposited into the Greyhound Capital Improvements Trust Fund, $136,000 into the Greyhound Promotional Trust Fund, and $48,000 into the Greyhound Adoption Fund. During same period of 2002 these figures amounted to approximately: $94,000, $159,000, and $65,000, respectively.

OPERATING EXPENSES

         Operating expenses of approximately $11.90 million for the nine months ended September 30, 2003 were essentially unchanged from approximately $11.89 million for the nine months ended September 30, 2002. Increases in salary costs as a result of union settlements were offset by decreases in purse expense.

INTEREST EXPENSE

         Interest expense was unchanged for the nine months ended September 30, 2003 compared to the comparable period in the prior year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased approximately $33,000 to $500,000 in the nine months ended September 30, 2003, from approximately $467,000 in the comparable period in 2002.

PROVISION FOR INCOME TAXES

         The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the first nine months of 2003 and 2002 primarily due to the operating losses in 2003 and 2002. The provision for taxes of $45,966 and $28,480 in the first nine months of 2003 and 2002, respectively, represents state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had a working capital deficit of approximately $1.61 million and a stockholders' deficit of approximately $3.64 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements.

         The Company's cash and cash equivalents totaled approximately $84,000 at September 30, 2003, compared with $114,000 at December 31, 2002.

         The Company generated a cash deficit from operations of approximately $984,000 during the first nine months of 2003 as compared to a deficit of $295,000 during the corresponding period in 2002. Non-cash items included in the Company's net loss in the first nine months of 2003 consist of depreciation and amortization expense of $500,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities provided approximately $310,000 of cash in the first nine months of 2003.

         Net cash used in investing activities in 2003 of approximately $40,000 represents additions to property, plant and equipment.

         Financing activities in 2003, which included proceeds of debt financing of $350,000, generated approximately $993,000 of cash in the first nine months of 2003.

         The Company believes that it will generate enough cash from operations to satisfy its anticipated obligations during 2003.

         On August 21, 2003, the Company filed a preliminary proxy statement and an accompanying Schedule 13E-3, which was subsequently amended on October 3, 2003 and October 31, 2003, with the Securities and Exchange Commission in order to effectuate a 500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split is approved by the Company's stockholders at a special meeting of the stockholders on a date to be determined, then holders of less than 500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public to a private company and to relieve the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

      In addition to receiving the cash payment of $4.00 per share, each record holder being redeemed in connection with the proposed reverse stock split will be entitled to receive an additional cash payment if, within one calendar year from the date of the special meeting of the stockholders, the Massachusetts state legislature enacts legislation that expands legalized gaming in The Commonwealth of Massachusetts and such legislation authorizes the Company to install slot machines at its Wonderland racetrack facility.

         The reverse stock split will (i) cause the Company to redeem shares held by approximately 375 holders of record of Common Stock, (ii) not eliminate record holders who hold 500 or more shares of Common Stock and Class B Common Stock, (iii) reduce the number of shares, on a pro-rata basis, held by the holders of record who hold 500 or more shares of Common Stock and Class B Common Stock, and (iv) change the percent of Common Stock held by the remaining stockholders to 100%.

         Assuming the completion of the proposed reverse stock split and change in its status from a public to a private company, the Company will promptly thereafter initiate a tender offer for additional shares of its capital stock in order to provide those stockholders who did not receive a cash payment in connection with the proposed reverse stock split the opportunity to tender one share in return for $2,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

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

ITEM 4. CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified. The Company's management, including the Company's Chief Executive Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

         During the three month period ended September 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings that arise in the ordinary course of its business.

         On April 1, 2003, a class action complaint was filed by a stockholder of the Company against the Company and the Company's Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information alleged to be "material." On June 17, 2003, the Company filed a Motion to Dismiss for mootness on the grounds that the then proposed going private transaction was never completed.

         On October 23, 2003, this same plaintiff filed a supplemented and amended complaint with the Court of Chancery in the State of Delaware alleging that the new proposed reverse stock split, as described in the preliminary proxy statement filed with the Securities and Exchange Commission on August 21, 2003, as amended October 2, 2003, is not fair to the stockholders of the Company and that the proxy statement omits information that the plaintiff alleges to be "material." The Company disputes all of the allegations set forth in this complaint, and on November 10, 2003, it filed a Motion to Dismiss for failure to state a claim.

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


                                      THE WESTWOOD GROUP, INC.

Date: November 13, 2003               /s/ Richard P. Dalton
                                      --------------------------------------
                                      Richard P. Dalton, President,
                                      Chief Executive Officer and Director
                                      (Principal Executive, Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX

31.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.