Form 10-K
period 2003-12-31
WESTWOOD GROUP INC
filed 2004-04-14
CIK 83530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-1590
                             ---------------------

                            THE WESTWOOD GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        04-1983910
        (State or other jurisdiction of                           (IRS Employer
         incorporation or organization)                        Identification No.)

                               190 V.F.W. PARKWAY
                                REVERE, MA 02151
          (Address of principal executive offices, including zip code)
                                  781-284-2600
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 TITLE OF CLASS
                                ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-24 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 2003 was:

           PRICING OF                 TOTAL NO. OF SHARES OF
             VOTING                    COMMON STOCK HELD BY                  AGGREGATE
             STOCK                        NON-AFFILIATES                    MARKET VALUE
           ----------                 ----------------------                ------------
             $4.60                           228,310                       $1,050,226.00

(1) Reflects the price of shares of Common Stock, par value $0.01 per share, traded on June 20, 2003, which is the last date the stock was traded prior to the end of the most recently completed second fiscal quarter. The registrant's Common Stock was removed from quotation through the NASDAQ system on July 29, 1988. There is no established trading market for the registrant's Common Stock.

(2) Excludes shares held by Executive Officers and Directors of the registrant, without admitting that any such Executive Officer or Director is an affiliate of the registrant.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2004 was as follows:

Common Stock, $.01 par value: 351,210
Class B Common Stock, $.01 par value: 912,015
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THE WESTWOOD GROUP, INC.

         ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I................................................................     2
Item 1.   Business....................................................     2
Item 2.   Description of Properties...................................     5
Item 3.   Legal Proceedings...........................................     6
Item 4.   Submission of Matters to a Vote of Security Holders.........     8

PART II...............................................................     8
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     8
Item 6.   Selected Financial Data.....................................    10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    19
Item 8.   Financial Statements and Supplementary Data.................    20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    40
Item 9A.  Controls and Procedures.....................................    40

PART III..............................................................    40
Item 10.  Directors and Executive Officers of the Registrant..........    40
Item 11.  Executive Compensation......................................    41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    43
Item 13.  Certain Relationships and Related Transactions..............    44
Item 14.  Principal Accountant Fees and Services......................    45

PART IV...............................................................    46
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    46
SIGNATURES............................................................    48

EXHIBIT INDEX
Exhibit 23.1  Consent of Independent Certified Public Accountants
Exhibit 31.1  Certification by Chief Executive Officer and Chief Financial
              Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002
Exhibit 32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           FORWARD LOOKING STATEMENTS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements contained throughout this Annual Report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Westwood Group, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital.

     References to "we," "us," "our," the "Company," "Westwood" or the "Westwood Group" refer to The Westwood Group, Inc., and in some cases, its subsidiaries, as well as all predecessor entities. Our principal executive offices are located at 190 V.F.W. Parkway, Revere, Massachusetts, 02151, and our telephone number is
(781) 284-2600.

                                     PART I

ITEM 1.  BUSINESS

  (a) GENERAL

     The Westwood Group, Inc. was incorporated in Delaware in 1984 as the successor to racing and restaurant operations which commenced in 1935 and 1968, respectively. It operates Wonderland Greyhound Park ("Wonderland" or "Wonderland Park"), a pari-mutuel greyhound racing facility located in Revere, Massachusetts.

  (b) BUSINESS SEGMENTS

     The Westwood Group operates solely in the pari-mutuel greyhound racing industry.

  (c) DESCRIPTION OF BUSINESS

     The Westwood Group's wholly-owned subsidiary, Wonderland Greyhound Park, Inc., operates a greyhound racetrack, located in the City of Revere, Massachusetts. Revere adjoins the City of Boston. Wonderland Park is approximately five miles north of downtown Boston and is served directly by major transportation routes and the Massachusetts Bay Transportation Authority rail line. The racetrack is approximately two miles from Boston's Logan International Airport.

     In addition to the racetrack, the Westwood Group maintains and operates 2 full service restaurants, a sports bar and other concession facilities at the racetrack to serve patrons of Wonderland Park. The racetrack facility can accommodate 10,000 patrons. The average attendance per day in 2003 was approximately 628 persons. The total attendance for the year was approximately 226,000 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking which has capacity for approximately 2,300 cars.

     Wonderland was originally opened in 1935 and has operated continuously from the same location since that time. Wonderland is authorized to conduct up to 520 live matinee and evening performances during any calendar year. In addition to conducting 267 live racing performances during 2003, Wonderland provided its patrons with simulcast wagering from 52 various greyhound, thoroughbred and harness tracks throughout the country. Wonderland also broadcasts its simulcast signal to 90 locations throughout the country. The Westwood Group is continuing its efforts to penetrate new markets into which it can broadcast its signal and to develop new ways to provide quality racing entertainment to its on-track patrons. See "Government Regulation" below for a discussion of simulcast legislation.

     The Westwood Group's annual revenues are mainly derived from the commissions that it receives from wagers made by patrons during its racing performances and from admission and concession charges at such performances. Wagers at Wonderland are placed under the pari-mutuel wagering system, pursuant to which the winning bettors in each race divide the total amount bet on the race in proportion to the sums they wagered individually, after deducting certain percentages governed by state law including amounts which are reserved for The Commonwealth of Massachusetts, the owners of the winning greyhounds and the racetrack.

     The pari-mutuel commission is regulated by the state regulatory commission in the jurisdiction of the individual race track. In addition, the net pari-mutuel commission varies based upon the type of wager. Finally, the Westwood Group generates commission revenue from other tracks for all amounts wagered on its product at their facilities. These commissions vary based upon contractual arrangements.

     The average gross pari-mutuel commission on live racing at Wonderland was approximately 24% of each $1.00 wagered on track during each of 2003, 2002 and 2001. Approximately 6% of this amount is distributed to kennel operators as purses paid, 5% is paid to The Commonwealth of Massachusetts in the form of pari-mutuel tax and 0.5% is deposited into each of the Greyhound Adoption Trust Fund and Promotional Trust Fund.

     The Commissioners of The Commonwealth of Massachusetts State Racing Commission, as individuals, are the trustees and Wonderland is the beneficiary of the Greyhound Capital Improvements and Promotional Trust Funds which have been established in accordance with Massachusetts law and are dedicated to reimbursement of capital improvements and promotional expenses.

     During July 1997, the Westwood Group's harness racing subsidiary, Foxboro Park, Inc., was evicted from the Foxboro Raceway. As such, its operating results are reflected as discontinued operations.

     In February 1998, the Westwood Group executed an Assignment for the Benefit of Creditors for Foxboro Park, Inc., Foxboro Harness, Inc. and Foxboro Thoroughbred, Inc. The assignment was executed to provide a mechanism for the liquidation of its assets and the distribution of proceeds to its creditors.

  (d) COMPETITION AND MARKETING

     The Westwood Group is trying to adapt and survive in a dramatically changing environment, one in which it and the racing industry nationally have experienced significant declines in on-site attendance and dollars wagered. The Westwood Group continues to be negatively impacted by a strong Massachusetts state lottery, two Indian Casinos in Connecticut and slot machines at the Lincoln, Rhode Island greyhound track. The casinos and track are in close proximity to the Massachusetts border and therefore rely upon their ability to attract Massachusetts patrons.

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

     Alcoholic beverage control regulations require Wonderland to apply to a state and local authority for a license or permit to sell alcoholic beverages on the premises. The licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants and bars, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license could adversely affect the Westwood Group's ability to operate the restaurant facilities. The Westwood Group has not encountered any material problems relating to alcoholic beverage licenses to date.

     Various federal and state labor laws govern the Westwood Group's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax payment requirements in respect to employees who receive gratuities could have a material adverse effect on the Westwood Group's results of operations.

     During 2001, the Westwood Group and the owners of other area racetracks worked to enact legislation which would permit the Westwood Group and the other greyhound track to continue to provide simulcast broadcasting of thoroughbred racing on a much more frequent basis, as well as providing for a decrease in the pari-mutuel taxes paid to the Commonwealth and that the funds available from the pari-mutuel tax decrease be made available for increases in purses and the Greyhound Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund and the implementation of an off-track betting system.

     On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the then acting governor of Massachusetts. Under this statute, the Westwood Group and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. The new legislation also provides that the Westwood Group is required to pay premiums for the right to simulcast out-of-state thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse accounts of the individual racetracks responsible for such unclaimed wagers. During 2001, the Westwood Group received a one-time grant of $300,035 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

     Despite the enactment of this legislation and the potential for increase in cash flow from such legislation, management does not believe that this legislation in its current state has or will materially benefit the Westwood Group's overall racing operations.

     Management has worked diligently over the past decade in attempting to convince the governors and the Massachusetts state legislature of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. While various legislation has been introduced, the Massachusetts state legislature took no action to expand legalized gaming in 2003.

     On October 3, 2002, the then Governor of Massachusetts issued an executive order establishing a special commission to study and report on the potential impact, both positive and negative, of the potential expansion of legalized gaming in Massachusetts. This commission held public hearings in four locations throughout the Commonwealth and reported its findings to the Governor on December 31, 2002. This commission's report did not recommend that the Governor and/or the state legislature enact legislation that would expand gaming, but instead focused on the various social, financial and economic ways that the expansion of legalized gaming could possibly impact, both negatively and positively, the Commonwealth and its citizens. Management is unable to predict what, if any, impact this report has had or will have on the overall prospects for the enactment of legislation in Massachusetts to expand legalized gaming. There is no assurance that the release of this report will prompt or thwart the introduction or enactment of such legislation. This is not the first time a commission of this type has been formed. Over the past decade, when similar commissions have proposed the introduction of gaming legislation, numerous bills have been introduced, but legislation has never been enacted despite being supported of by the then Governor of The Commonwealth of Massachusetts and certain state legislators.

     In the spring of 2003, according to newspaper accounts, Governor Romney was considering introducing legislation to allow the installation of video slot machines at two to four unspecified sites in the Commonwealth which would be determined by means of an auction with five-year licenses being awarded to the highest bidders. In a hearing of the Government Regulations Committee of the Massachusetts House of Representatives, Robert Pozen, Governor Romney's then Chief of Commerce and Labor, on behalf of the Romney administration, stated that 7,200 slot machines at three unspecified sites could raise as much as $300 million annually in additional state tax revenues. At this same hearing, a number of other gaming-related proposals were discussed.

     In March, 2003, the Massachusetts House of Representatives approved a rule that would prevent any amendments calling for the expansion of legalized gaming from being introduced in connection with the deliberations in the House on its version of the state budget for fiscal year 2004. In addition, on April 15, 2003, the House of Representatives debated two gaming bills related to permitting slot machines at the Commonwealth's four racetracks and authorizing slot machines and full-scale casinos. Both of these bills were defeated.

     On November 6, 2003, a proposed amendment was filed to an omnibus economic development package in the Massachusetts Senate that would have authorized both the installation of up to 1,500 slot machines at each of the state's four racetracks and the establishment of up to two casinos. In addition, this proposed amendment contained a condition that each of the four racetracks would be required to pay a $25 million licensing fee in order to install slot machines at their facilities. Faced with significant opposition, the amendment was withdrawn prior to any vote being taken.

     If Governor Romney and/or the state legislature determines to introduce or enact legislation in 2004 to expand gaming, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Westwood Group would in fact benefit from such legislation if ultimately enacted.

  (f) EMPLOYEES

     At March 31, 2004, the Westwood Group employed approximately 350 persons.

ITEM 2.  DESCRIPTION OF PROPERTIES

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

     The executive offices are owned by the Westwood Group and are located at Wonderland Greyhound Park in Revere, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS

     The Westwood Group is involved in various legal proceedings that arise in the ordinary course of its business.

     On March 6, 2003, the Westwood Group received an inquiry from the Securities Division of the Office of the Secretary of The Commonwealth of Massachusetts. According to the Securities Division, it had received an anonymous letter from a stockholder of the Westwood Group raising certain allegations concerning the then proposed 1,500-to-1 reverse stock split. The Westwood Group's counsel answered all of the Securities Division's questions and provided the requested materials.

     On March 18, 2003, which was one day prior to the scheduled meeting to approve the then proposed 1,500-to-1 reverse stock split, the Westwood Group received an Administrative Complaint and Ex Parte Motion for a Temporary Order to Cease and Desist from the Securities Division. The Administrative Complaint claimed that the Westwood Group failed to disclose certain information to the stockholders in the prior proxy statement, which the Securities Division alleged to be "material." Specifically, the Securities Division alleged that the Westwood Group failed to disclose: (i) the existence of loans from the principal of Alouette Capital to the Westwood Group and Mr. Sarkis; (ii) that Alouette Capital was not a registered broker dealer, and (iii) the extent of the Westwood Group's lobbying activities with respect to the passage of gaming legislation. The stockholders' meeting scheduled for March 19, 2003 to approve the proposed going private transaction was adjourned in order to permit the Westwood Group to address this matter, and the stockholders' vote was never taken.

     On April 1, 2003, a class action complaint was filed by a stockholder of the Westwood Group against the Westwood Group and its Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information alleged to be "material."

     As a result of the Administrative Complaint filed by the Securities Division, the proposed 1,500-to-1 reverse stock split was indefinitely suspended. On April 8, 2003, the Westwood Group filed an answer in response to the Securities Division's complaint, which denied each of the allegations set forth in the complaint, and between April and June 2003, the Westwood Group and the Securities Division negotiated a settlement.

     On June 16, 2003, the Westwood Group executed an Offer of Settlement and a Consent Order was issued. The principal elements of the settlement were as follows:

          (i) The Westwood Group would not commit any future violations of chapter 110A of Massachusetts General Laws and the corresponding regulations promulgated thereunder;

          (ii) The Westwood Group paid the sum of $10,000 to offset the cost of the Securities Division's investigation;

          (iii) If the Westwood Group retains a fairness opinion provider as part of any proposed going private transaction, the Westwood Group would engage a fairness opinion provider that is independent, unaffiliated, and free from all material conflicts of interest;

          (iv) The Westwood Group would not, within the next twelve months, enter into, effect or consummate with its then existing stockholders a going private transaction where the common stock of Westwood Group is valued as a per share price of less than $4.00, however, it could seek review of this provision through petition to the Director of the Securities Division and he/she may grant such relief at his/her sole discretion, provided that such relief shall not be unreasonably withheld;

          (v) The Westwood Group would include all material facts, consistent with the SEC's rules, considered by the Board of Directors in reaching its fairness determination regarding any proposed going private transaction and would present a fair and balanced representation of the potential expansion of gaming legislation in Massachusetts consistent with all applicable SEC rules;

          (vi) The Westwood Group would make available to any fairness opinion provider retained by the Board of Directors to determine the fairness of any proposed going private transaction, any and all current gaming-related reports and materials prepared for the Westwood Group by any consultant, including any financial projections;

          (vii) The Westwood Group would present to the Securities Division any draft of an amendment to the existing February 13, 2003, Proxy Statement or any other filing under the SEC's Regulation M-A contemporaneously with submission of the same to the SEC for review;

          (viii) The Westwood Group would require approval of any proposed going private transaction by majority of (a) the unaffiliated stockholders of the outstanding shares of Common Stock, and (b) the unaffiliated stockholders of the Class B Common Stock;

          (ix) The Westwood Group would value the stock based upon a range deemed to be fair by the new fairness opinion provider; and

          (x) The Westwood Group would include provisions that would pay former stockholders whose shares have been purchased through the transaction an additional premium, earn out, or the like, should legislation be enacted into law, within one (1) year of the stockholders vote approving the transaction, authorizing the Westwood Group to install slot machines at its racetrack, with the amount of any payment to former stockholders to be determined based upon the particular provisions of the statute, and whether, in fact, the Westwood Group realizes increased revenues in connection therewith.

     On June 17, 2003, the Westwood Group filed a Motion to Dismiss the Court of Chancery class action lawsuit for mootness on the grounds that the previously proposed going private transaction was never completed. On October 23, 2003, the same plaintiffs filed a supplemented and amended complaint with the Court of Chancery in the State of Delaware alleging that the proposed reverse stock split described in this proxy statement is not fair to the stockholders of the Westwood Group and that the proxy statement omits information that the plaintiffs allege to be "material." The plaintiffs amended the complaint to include Joseph Cassin, as a co-defendant. The plaintiffs allege that the $4.00 pre share price valuation of the Westwood Group's Common Stock and Class B Common Stock being paid to stockholders being redeemed in the proposed reverse stock split is not fair and allege that the fair value of the Westwood Group's Common Stock exceeds $5.00 per share; the Board of Directors of the Westwood Group breached its fiduciary duties to the stockholders; and the Westwood Group is violating Delaware corporate law by proposing to issue fractional shares to some stockholders and paying other stockholders cash in lieu of fractional shares. In addition, the plaintiffs allege that this proxy statement fails to disclose all material facts regarding the description of the Westwood Group's real estate, the RM Bradley appraisal reports, the lobbying expenses and the reasons for the proposed 500-for-1 reverse stock split. The plaintiffs are seeking an injunction that would prevent the Westwood Group from completing the proposed reverse stock split and damages.

     The Westwood Group disputes all of the allegations set forth in the complaint, and on November 10, 2003, it filed a Motion to Dismiss for failure to state a claim. The Westwood Group's opening brief in support of its Motion to Dismiss was filed on February 3, 2004, and the plaintiffs' answering brief in opposition to the Motion to Dismiss was filed on March 1, 2004. The Court of Chancery has suspended briefing in this case until the proxy statement is finalized and filed with the Securities and Exchange Commission.

     For a description of the proposed 500-to-1 reverse stock split, (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2003, there were no matters submitted to a vote of the securities holders either through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  (a) MARKET PRICE

     There is no established trading market for the Westwood Group's Common Stock or the Westwood Group's Class B Common Stock. The Westwood Group's Common Stock is traded on the pink sheets. The following table sets forth for the periods indicated the high and low sales prices. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Fiscal year ended December 31, 2003, the sales prices per share of Common Stock are as follows:

                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                   -------------   --------------   -------------   --------------
High.............................      $8.00           $6.50            $6.00           $6.25
Low..............................      $3.10           $2.70            $4.85           $5.20

     Fiscal year ended December 31, 2002, the sales prices per share of Common Stock are as follows:

                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                   -------------   --------------   -------------   --------------
High.............................      $0.80           $1.10            $1.25           $7.00
Low..............................      $0.80           $0.80            $0.80           $0.51

     During the first quarter of 2004 through March 31, 2004, our common stock traded at prices ranging from a low sales price of $3.75 to a high sales price of $5.30.

  (b) APPROXIMATE NUMBER OF RECORD HOLDERS OF COMMON STOCK AND CLASS B COMMON
  STOCK:

                                                              NUMBER OF RECORD
                                                               HOLDERS AS OF
TITLE OR CLASS                                                 MARCH 31, 2004
--------------                                                ----------------
Common Stock -- par value $.01..............................        416
Class B Common Stock -- par value $.01......................         11

  (c) DIVIDEND HISTORY

     No dividends were declared by the Westwood Group on its Common Stock during 2003, 2002, or 2001. The Westwood Group has not paid a cash dividend on its Class B Common Stock to date. The Westwood Group does not intend to pay cash dividends on either Common Stock or Class B Common Stock in the immediate future.

  (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     This table provides certain information as of December 31, 2003 with respect to our equity compensation plans:

                                  NUMBER OF SECURITIES
                                   TO BE ISSUED UPON       WEIGHTED AVERAGE
                                      EXERCISE OF         EXERCISE PRICE OF     NUMBER OF SECURITIES
                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   REMAINING AVAILABLE
                                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    FOR FUTURE ISSUANCE
PLAN CATEGORY                             [A]                    [B]                    [C]
-------------                     --------------------   --------------------   --------------------
Equity compensation plans
  approved by security
  holders.......................               --                 N/A                     --
Equity compensation plans not
  approved by security
  holders.......................          117,500(1)            $3.21                      0
Total...........................          117,500               $3.21                      0

---------------

(1) Options for 117,500 shares of the Westwood Group's Common Stock were granted pursuant to individual compensation agreements, which are described under
    Item 11 under the caption "Stock Option Agreement." A former director of the Westwood Group has the right to receive an estimated 21,073 shares of the Westwood Group's Common Stock (See Item 13, "Certain Relationship and Related Transactions").

ITEM 6.  SELECTED FINANCIAL DATA

     The following data insofar as it relates to the three fiscal years ended December 31, 2001 through December 31, 2003 has been derived from the Consolidated Financial Statements appearing herein, including the Consolidated Balance Sheets as of December 31, 2003 and 2002 and the related Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003. The data insofar as it relates to the Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999 and the Consolidated Statements of Operations for the fiscal years ended December 31, 2000 and 1999 have been derived from our historical financial statements of those periods.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Operating revenue................  $   13,224   $   15,794   $   16,983   $   17,671   $   17,545
                                   ----------   ----------   ----------   ----------   ----------
Expenses:
  Operating expenses.............      14,823       15,881       15,847       16,749       16,361
  Depreciation and
     amortization................         662          642          536          524          584
                                   ----------   ----------   ----------   ----------   ----------
     Total expenses..............      15,485       16,523       16,383       17,273       16,945
                                   ----------   ----------   ----------   ----------   ----------
Income (loss) from operations....      (2,261)        (729)         600          398          600
Interest expense, net............        (419)        (375)        (515)        (461)        (499)
Loss on sale of investment.......          --           --           --           --       (1,809)
Change in accounting estimate....          --           --        1,058           --           --
Other income (expense), net(2)...          --          (31)         (21)        (693)           3
                                   ----------   ----------   ----------   ----------   ----------
Income (loss) before income
  taxes..........................      (2,680)      (1,135)       1,122         (756)      (1,705)
Provision for income taxes.......          61           62           46           93           91
                                   ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing
  operations.....................      (2,741)      (1,197)       1,076         (849)      (1,796)
Gain from discontinued harness
  racing subsidiary..............          --           --          351          353           --
                                   ----------   ----------   ----------   ----------   ----------
Net income (loss)................  $   (2,741)  $   (1,197)  $    1,427   $     (496)  $   (1,796)
                                   ==========   ==========   ==========   ==========   ==========
Basic and diluted per share data:
  Income (loss) from continuing
     operations..................  $    (2.17)  $    (0.95)  $     0.85   $    (0.67)  $    (1.42)
Gain from discontinued harness
  racing subsidiary..............          --           --         0.28         0.28           --
                                   ----------   ----------   ----------   ----------   ----------
  Net income (loss)..............  $    (2.17)  $    (0.95)  $     1.13   $    (0.39)  $    (1.42)
                                   ==========   ==========   ==========   ==========   ==========
Basic weighted average common
  shares outstanding.............   1,263,225    1,263,225    1,263,225    1,263,225    1,263,225
                                   ==========   ==========   ==========   ==========   ==========

                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA
Working capital (deficit)....................  $(2,160)  $  (376)  $(1,201)  $(2,186)  $(1,543)
Total assets.................................    5,197     7,127     6,913     7,780     9,413
Long-term debt(1)............................    6,099     5,531     3,772     4,096     4,392
Stockholders' deficit........................   (4,526)   (1,844)     (405)   (1,772)   (1,259)

---------------

(1) Long term debt at December 31, 2003, 2002, 2001, 2000, and 1999 excludes $114, $96, $324, $295, and $273 respectively, of long-term debt reclassified as current obligations.

(2) The table above reflects the Westwood Group's accounting for its investment in BackBay Restaurant Group, Inc. ("BBRG") under the equity method. Other income net contains a loss of approximately $157,000 from the Westwood Group's investment in BBRG for 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this annual report.

GENERAL

     This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Results of Operations" and elsewhere in this annual report. Wonderland currently conducts live racing five (5) nights per week. Wonderland also offers simulcast wagering afternoons and evenings throughout the year. The table below illustrates certain key statistics for Wonderland for each of the past three (3) years:

                                                              2003   2002   2001
                                                              ----   ----   ----
Performances................................................   267    324    333
Simulcast days..............................................   359    361    361
Pari-mutuel handle (millions)
  Live-on track.............................................  $ 12   $ 16   $ 20
  Live-simulcast............................................    24     30     34
  Guest-simulcast...........................................    44     49     49
                                                              ----   ----   ----
                                                              $ 80   $ 95   $103
                                                              ====   ====   ====
Total attendance (thousands)................................   226    260    290
Average per capita on site wagering.........................  $248   $252   $239
Average attendance per simulcasting day.....................   628    719    720

     Wonderland was granted a license to conduct up to 258 racing performances during 2004.

RESULTS OF OPERATIONS

     During 2001, the Westwood Group and the owners of other area racetracks worked to enact legislation which would permit the Westwood Group and the other greyhound track to continue to provide simulcast broadcasting of thoroughbred racing on a more frequent basis, as well as providing for a decrease in the pari-mutuel taxes paid to the Commonwealth and that the funds available from the pari-mutuel tax decrease be made available for increases in purses and the Greyhound Capital Improvement and Promotional Trust Funds as well as the establishment of a Greyhound Adoption Fund and the implementation of an off-track betting system.

     On November 17, 2001, the "Act Providing for Improvements to the Horse and Greyhound Racing Industry in the Commonwealth and the Regulation Thereof" was signed into law by the acting governor of Massachusetts. Under this statute, the Westwood Group and the other area racetracks are permitted to continue to provide simulcast broadcasting of thoroughbred racing to their patrons until December 2005. This legislation also provides that the Westwood Group is to pay premiums for the right to simulcast interstate thoroughbred and harness racing ranging from 3% to 7% for the benefit of the purse accounts at the Commonwealth's two commercial horse racetracks. In addition, to the extension and expansion of simulcast broadcasting, this statute provides for a "purse pool," which will be funded by taxes, fees and assessments with a minimum of $400,000 being credited to the purse accounts of each racetrack with any remaining portion being apportioned among the racetracks pursuant to a formula to be devised by the State Racing Commission. All unclaimed simulcast wagers collected at each racetrack are to be deposited with the Massachusetts State Racing Commission for payment to the purse account of the individual racetracks responsible for such unclaimed wagers. The Westwood Group also received a one-time grant of $300,035 during 2001 from the Commonwealth for the purpose of funding capital improvements and repairs to its facility and equipment. Finally, the statute authorizes account wagering at each of the individual racetracks and establishes a nine member special commission to study the feasibility of an off-track betting program in Massachusetts.

     Despite the enactment of this legislation and the initial potential for an increase in cash flow from such legislation, management does not believe that this legislation has materially benefited the Westwood Group's overall racing operations since November 2001.

     The Westwood Group is still experiencing a decline in total attendance and live-on track handle caused by a variety of factors, including a general decline in the pari-mutuel racing industry, the negative effect of the ballot initiative on greyhound racing's image, and strong competition for the wagered dollar from the Massachusetts State Lottery and from the introduction of casino gambling and slot machines in neighboring states. (See Item 1(d), "Competition and Marketing").

     Management has worked diligently over the past decade in attempting to convince the Governors and the Massachusetts state legislature of the need to allow the Commonwealth's commercial racetracks to offer their patrons expanded gaming opportunities. While various legislation has been introduced, the Massachusetts state legislature took no action to expand legalized gaming in the years 2000, 2001, 2002 and 2003. On October 3, 2002, the then Governor of Massachusetts issued an executive order establishing a special commission to study and report on the potential impact, both positive and negative, of the potential expansion of legalized gaming in Massachusetts. This commission held public hearings in four locations throughout the Commonwealth and reported its findings to the Governor on December 31, 2002. This commission's report did not recommend that the Governor and/or the state legislature enact legislation that would expand gaming, but instead focused on the various social, financial and economic ways that the expansion of legalized gaming could possibly impact, both negatively and positively, the Commonwealth and its citizens. Management is unable to predict what, if any, impact this report has had or will have on the overall prospects for the enactment of legislation in Massachusetts to expand legalized gaming. There is no assurance that the release of this report will prompt or thwart the introduction or enactment of such legislation. This is not the first time a commission of this type has been formed. Over the past decade, when similar commissions have proposed the introduction of gaming legislation, numerous bills have been introduced, but legislation has never been enacted despite being supported of by the then Governor of The Commonwealth of Massachusetts and certain state legislators.

     In the spring of 2003, according to newspaper accounts, Governor Romney was considering introducing legislation to allow the installation of video slot machines at two to four unspecified sites in the Commonwealth which would be determined by means of an auction with five-year licenses being awarded to the highest bidders. In a hearing of the Government Regulations Committee of the Massachusetts House of Representatives, Robert Pozen, Governor Romney's then Chief of Commerce and Labor, on behalf of the Romney administration, stated that 7,200 slot machines at three unspecified sites could raise as much as $300 million annually in additional state tax revenues. At this same hearing, a number of other gaming-related proposals were discussed.

     In March, 2003, the Massachusetts House of Representatives approved a rule that would prevent any amendments calling for the expansion of legalized gaming from being introduced in connection with the deliberations in the House on its version of the state budget for fiscal year 2004. In addition, on April 15, 2003, the House of Representatives debated two gaming bills related to permitting slot machines at the Commonwealth's four racetracks and authorizing slot machines and full-scale casinos. Both of these bills were defeated.

     On November 6, 2003, a proposed amendment was filed to an omnibus economic development package in the Massachusetts Senate that would have authorized both the installation of up to 1,500 slot machines at each of the state's four racetracks and the establishment of up to two casinos. In addition, this proposed amendment contained a condition that each of the four racetracks would be required to pay a $25 million licensing fee in order to install slot machines at their facilities. Faced with significant opposition, the amendment was withdrawn prior to any vote being taken.

     If Governor Romney and/or the state legislature determines to introduce or enact legislation in 2004 to expand gaming, the process to enact gaming legislation could take a number of months, and it is impossible to predict the nature of any such legislation and whether the Westwood Group would in fact benefit from such legislation if ultimately enacted.

  OPERATING REVENUE FOR YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Total operating revenue including pari-mutuel commissions declined by 16% or approximately $2.6 million to $13.2 million in 2003 as compared to $15.8 million in 2002. Total handle decreased by $15.0 million or 16% in 2003 to approximately $80.0 million as compared to $95.0 million in 2002. Live-on track handle decreased by approximately $4.0 million or 25% in 2003 to $12.0 million as compared to $16.0 million in 2002, while live-simulcast handle decreased by $6.0 million or 21% in 2003 to $24.0 million compared to $30.0 million in 2002. Guest-simulcast handle decreased by approximately $5.0 million or 10% in 2003 to $44.0 million compared to $49.0 million in 2002.

     Wonderland had 57 fewer live racing performances in 2003 for a total of 267 live performances as compared to 324 live performances in 2002, as well as a 13% decrease in attendance between 2003 and 2002. Concessions revenue decreased 13% to $1.4 million in 2003 from $1.6 million in 2002. Concessions revenue consists of food, beverage, program sales, and advertising income.

     Other operating revenue declined by 35% to $911,000 in 2003 from $1.4 million in 2002. Pari-mutuel commissions for the year ended December 31, 2003 included approximately $110,000 deposited into the Greyhound Capital Improvements Trust Fund, $60,000 into the Greyhound Adoption Fund, and $170,000 into the Greyhound Promotional Trust Fund. During same period of 2002, such amounts were $124,000, $80,000, and $204,000, respectively. These funds are maintained through remittance by Wonderland of a percentage of the handle that is retained by Wonderland after payment to bettors. Reimbursement is periodically approved by The Commonwealth of Massachusetts to the extent that the trust fund balance equals or exceeds the reimbursements for which the Westwood Group applied.

  OPERATING REVENUE FOR YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Total operating revenue including pari-mutuel commissions declined by 7% or approximately $1.2 million to $15.8 million in 2002 as compared to $17.0 million in 2001. Total handle decreased by 8% in 2002 to $95.0 million as compared to $103.0 million in 2001. Live-on track handle decreased by $4.0 million or 20% in 2002 to $16.0 million as compared to $20.0 million in 2001, while live-simulcast handle decreased by $4.0 million or 12% in 2002 to $30.0 million compared to $34.0 million in 2001. Guest-simulcast handle remained unchanged from 2001 to 2002.

     Wonderland had 9 fewer live racing performances in 2002 for a total of 324 live performances as compared to 333 live performances in 2001, with a 10% decrease in attendance between 2002 and 2001. Concessions revenue increased 7% to $1.6 million in 2002 from $1.5 million in 2001. Concessions revenue consists of food, beverage, program sales, and advertising income. Other operating revenue declined by 29% to $1.4 million in 2002 from $2.0 million in 2001.

     Pari-mutuel commissions for the year ended December 31, 2002 included approximately $124,000 deposited into the Greyhound Capital Improvements Trust Fund, $80,000 into the Greyhound Adoption Fund, and $204,000 into the Greyhound Promotional Trust Fund. During same period of 2001, such amounts were $244,000, $0, and $246,000, respectively. These funds are maintained through remittance by Wonderland of a percentage of the handle that is retained by Wonderland after payment to bettors. Reimbursement is periodically approved by The Commonwealth of Massachusetts to the extent that the trust fund balance equals or exceeds the reimbursements for which the Westwood Group applied.

  OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Total operating expenses were $15.5 million and $16.5 million in 2003 and 2002, respectively. Purse expense declined by 20% because of the decline in on-track handle. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of The Commonwealth of Massachusetts based upon on-track handle. During 2003, administrative and operating expenses decreased by approximately $226,000 or 4% compared to the same period in 2002. This decrease was the result of ongoing efforts to align cost structure with the decline in revenues.

  OPERATING EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Total operating expenses were $16.5 million and $16.4 million in 2002 and 2001, respectively. Purse expense declined by 7% because of the decline in on-track handle. Purse expense is determined by contractual agreement with the dog owners and statutory requirements of The Commonwealth of Massachusetts based upon on-track handle. During 2002, administrative and operating expenses increased by approximately $260,000 or 5% compared to the same period in 2001. This increase was mainly the result of costs associated with our previously proposed 1,500-to-1 reverse stock split.

INTEREST EXPENSE

     Interest expense during 2003 increased by approximately $44,000 compared to 2002 as the result of increased draw downs on the Westwood Group's loan facility. During 2002, interest expense declined by approximately $140,000 as the result of lower average outstanding balances and advantageous refinancing of the Westwood Group's long-term debt.

PROVISION FOR INCOME TAXES

     The Westwood Group's provision for income taxes was less than the statutory federal tax rate of 34% during 2003, 2002, and 2001 primarily due to the utilization of available net operating loss carryforwards for which the related deferred tax asset has been fully reserved. The provision for taxes of $61,000 in 2003, $62,000 in 2002, and $46,000 in 2001 consists of state income taxes.

DISCONTINUED OPERATIONS

     Foxboro Park, Inc. ("Foxboro," which term as used herein includes its wholly-owned subsidiaries) conducted seasonal live harness racing generally 2 evenings and 2 matinees per week, while simulcasting afternoons and evenings through July 1997. (See Note 4 of Notes to Consolidated Financial Statements). In 2001 and 2000, the Westwood Group recognized gains of $351,000 and $353,000 resulting from the reduction of liabilities related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, the Westwood Group had a working capital deficit of approximately $2.1 million, and a stockholders' deficit of approximately $4.5 million. Historically, the Westwood Group's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities.

     The Westwood Group's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Westwood Group's cash and cash equivalents totaled approximately $137,000 at December 31, 2003, compared with $114,000 at December 31, 2002. The Westwood Group generated a cash deficit from operations of approximately $1.5 million during 2003 as compared to a deficit of $520,142 during 2002. Non-cash items included in the Westwood Group's net loss in 2003 consist of depreciation and amortization expense of $662,000. Changes in working capital accounts including restricted cash, accounts payable and other accrued liabilities generated approximately $516,000 of cash in 2003. Net cash provided by investing activities in 2003 of approximately $939,000 primarily represents the decrease in officer notes receivable offset by additions to property, plant and equipment.

     On September 3, 2002, Wonderland Greyhound Park Realty, LLC, a subsidiary of the Westwood Group, entered into a $6,500,000 Loan, Reimbursement and Security Agreement with Boston Federal

Savings Bank. This loan is collateralized by a mortgage on all real and personal property located at Wonderland Greyhound Park. A portion of the proceeds from this loan transaction was used to refinance the Westwood Group's then existing credit facility with Century Bank and Trust Company. The Westwood Group is the guarantor of the loan from Boston Federal Savings Bank. Financing activities in 2003 generated approximately $0.6 million of cash from the Westwood Group's ability to draw down funds under the terms of the loan agreement.

     On February 13, 2003, the Westwood Group filed a Definitive Proxy Statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 1,500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split had been approved by a majority of the voting power of the Westwood Group's stockholders, then holders of less than 1,500 shares immediately prior to such meeting would have been cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Westwood Group to change its status from a public company to a private company. This would have relieved the Westwood Group of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the Federal securities laws and to permit small stockholders to receive liquidity for their shares without having to pay brokerage commissions. The proposed reverse stock split would have (i) caused the Westwood Groups to redeem shares held by approximately 400 holders of record of Common Stock, (ii) retained record holders who hold 1,500 or more shares of Common Stock or Class B Common Stock, (iii) reduced the number of shares, on a pro-rata basis, held by the holders of record who hold 1,500 or more shares of Common Stock or Class B Common Stock, and (iv) changed the percent of outstanding Common Stock held by the remaining stockholders to 100%. Assuming the completion of the proposed reverse stock split and change in its status from a public company to a private company, the Westwood Group would have promptly thereafter initiated a tender offer for additional shares of its capital stock in order to provide those stockholders who would not have received a cash payment in connection with the proposed reverse stock split the opportunity to tender one post-reverse stock split share in return for $6,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

     The special meeting of the Westwood Group's stockholders scheduled for March 19, 2003 was adjourned so that the Westwood Group could address allegations raised by the Massachusetts Securities Division in an Administrative Complaint and a lawsuit brought by a stockholder in Delaware Chancery Court (See
Item 3, "Legal Proceedings"). Accordingly, the proposed going private transaction was not consummated.

     Subsequently, on August 21, 2003, the Westwood Group filed a preliminary proxy statement and an accompanying Schedule 13E-3, which was subsequently amended on October 3, 2003, October 31, 2003, December 5, 2003 and December 19, 2003, with the Securities and Exchange Commission in order to effectuate a 500 for 1 reverse stock split of its capital stock. Once the preliminary proxy statement is finalized, the Westwood Group intends to mail the definitive proxy statement to its stockholders. If the proposed reverse stock split is approved by the Westwood Group's stockholders at a special meeting of the stockholders on a date to be determined, then holders of less than 500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Westwood Group to change its status from a public to a private company and to relieve the Westwood Group of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

     In addition to receiving the cash payment of $4.00 per share, each record holder being redeemed in connection with the proposed reverse stock split will be entitled to receive an additional cash payment if, within one calendar year from the date of the special meeting of the stockholders, the Massachusetts state legislature enacts legislation that expands legalized gaming in The Commonwealth of Massachusetts and such legislation authorizes the Westwood Group to install slot machines at its Wonderland racetrack facility.

     The reverse stock split would (i) cause the Westwood Group to redeem shares held by approximately 375 holders of record of Common Stock, (ii) not eliminate record holders who hold 500 or more shares of Common Stock and Class B Common Stock, (iii) reduce the number of shares, on a pro-rata basis, held by the holders of record who hold 500 or more shares of Common Stock and Class B Common Stock, and (iv) change the percent of Common Stock held by the remaining stockholders to 100%.

     Assuming the completion of the proposed reverse stock split and change in its status from a public to a private company, the Westwood Group will promptly thereafter initiate a tender offer for additional shares of its capital stock in order to provide those stockholders who did not receive a cash payment in connection with the proposed reverse stock split the opportunity to tender one share in return for $2,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

     In March, 2004, Wonderland Greyhound Park Realty, LLC received a commitment from a group of investors, one of whom is Charles F. Sarkis, to loan the Westwood Group up to $2.5 million to be used for short-term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. The Westwood Group is currently negotiating the terms of this transaction, and this transaction is expected to be consummated during the second quarter of the 2004 fiscal year.

     The Westwood Group believes that it will be able to satisfy its anticipated obligations during 2004 with cash received from operations and the anticipated financing described above.

RACING SUBSIDIARY

     In order to meet the requirements for renewal of racing licenses in 2004, the Westwood Group's racing subsidiary must demonstrate that among other criteria, it is a financially stable entity, capable of disposing of its obligations on an annual basis. Although management is optimistic that it will be able to demonstrate sufficient financial stability in the application for a 2004 racing license, the Westwood Group cannot assure you that the Racing Commission will continue to grant a license to conduct racing on the schedule presently maintained at Wonderland. In the event that the Westwood Group is not successful in obtaining a year 2004 racing license, the adverse impact on the Westwood Group's financial results and position would be material.

IMPACT OF INFLATION AND CHANGING PRICES

     Certain of the Westwood Group's operating expenses, such as wages and benefits, equipment repair and replacement, and inventory and marketing costs, increase with general inflation. In order for the Westwood Group to cope with inflation, it must, to the extent permitted by competition and patron acceptance, pass increased cost on by periodically increasing prices. The Westwood Group is limited in its ability to offset the effects of inflation by increasing its percentage of handle because this percentage is governed by statute.

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are disclosed in the Notes to the Financial Statements in this annual report. The more critical of these policies are described in the following paragraphs below.

REVENUE RECOGNITION

     The Westwood Group's annual revenues are mainly derived from the net commission that it receives from wagers made by patrons during its live-on track racing performances, live and guest-simulcast racing performances and from admission and concession charges at such performances. Inter-track receivables and payables are dependent on the accuracy of an independent totalisator vendor.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates that could impact on the Westwood Group's results of operations include those relating to settlement of liabilities related to discontinued operations, contractual obligations and other accrued expenses. Actual results could differ from those estimates.

CREDIT FACILITIES, DEBT AND LEASE PAYMENT COMMITMENTS

     During 2002, we repaid our outstanding debt with Century Bank and Trust Company with the proceeds we received from a term loan with Boston Federal Savings Bank. Under the Boston Federal Savings Bank term loan, we can borrow up to $6,500,000. At December 31, 2003, we had drawn down a total of $6,340,000 from the Boston Federal Savings Bank loan and $160,000 was available and may be used to assist the Westwood Group for transaction costs to become a private company. Borrowings under the term loan bear interest at 6.5%. The term loan requires 21 monthly payments of principal and interest of $42,910. The final payment of $5,891,281 is due on September 1, 2005.

     Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $313,000, $335,000 and $342,000 in 2003, 2002 and 2001, respectively. Future minimum lease payments are due at amounts calculated as a percentage of our total handle amounts. We are also liable for various operating leases for automobiles and other operating equipment. The future minimum lease commitments relating to these noncancelable operating leases as of December 31, 2003 are not material to the consolidated financial statements.

     The following summarizes our contractual cash obligations at December 31, 2003:

                                              PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------
                                   LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS             1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS      TOTAL
-----------------------            ---------   ---------   ---------   ---------   ---------
Long-Term Debt...................   114,402    6,099,228         --          --    6,213,630
Capital Lease Obligations........    26,945       14,302         --          --       41,247
Other Long-Term Liabilities......    52,000      104,000    104,000     105,216      365,216
                                    -------    ---------    -------     -------    ---------
                                    193,347    6,217,530    104,000     105,216    6,620,093
                                    =======    =========    =======     =======    =========

NEW ACCOUNTING STANDARDS

     In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Westwood Group's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments; mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Westwood Group's financial position, results of operations, or cash flows.

     In December 2003, the FASB issued a revision to FIN No. 46, Consolidation of Variable Interest Entities. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity ("VIE") to a broader group of entities than those previously considered special-purpose entities ("SPE's") and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have a material impact on the Westwood Group's financial position, results of operations, or cash flows. The Westwood Group currently does not expect the application of this interpretation with respect to other types of VIE's to have a material impact on its financial position, results of operations, or cash flows.

     In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00
21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on the Westwood Group's financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Westwood Group has no material exposure to market risk that could affect its future results of operations and financial condition. Risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may impair our business. The Westwood Group does not use derivative products and does not have any material unhedged monetary assets. (See Item 7, under the subsection "Liquidity and Capital Resources").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   21
Balance sheets..............................................   22
Statement of operations.....................................   23
Statements of changes in stockholders' deficiency...........   24
Statements of cash flows....................................   25
Notes to consolidated financial statements..................   26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Westwood Group, Inc. and Subsidiaries
Revere, Massachusetts:

     We have audited the accompanying consolidated balance sheets of The Westwood Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Westwood Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of The Westwood Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts
March 5, 2004 (except for the matter
discussed in Note 14,
which is as of March 26, 2004)

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    136,679   $    114,327
  Restricted cash...........................................       251,164        376,279
  Escrowed Cash.............................................        53,994        294,996
  Accounts receivable.......................................        36,968         20,781
  Prepaid expenses and other current assets.................       131,186        134,583
  Notes receivable from officers............................       147,238      1,137,572
                                                              ------------   ------------
Total current assets........................................       757,229      2,078,538
                                                              ------------   ------------
Property, plant and equipment:
  Land......................................................       348,066        348,066
  Building and building improvements........................    19,137,044     19,094,811
  Machinery and equipment...................................     4,871,800      4,848,183
                                                              ------------   ------------
                                                                24,356,910     24,291,060
  Less accumulated depreciation and amortization............   (20,096,849)   (19,534,414)
                                                              ------------   ------------
Net property, plant and equipment...........................     4,260,061      4,756,646
                                                              ------------   ------------
Other assets:
  Deferred financing costs, less accumulated amortization of
     $132,858 and $33,214 at December 31, 2003 and 2002,
     respectively...........................................       166,079        265,723
  Other assets, net.........................................        13,715         26,379
                                                              ------------   ------------
Total other assets..........................................       179,794        292,102
                                                              ------------   ------------
Total assets................................................  $  5,197,084   $  7,127,286
                                                              ============   ============
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Checks issued against future deposits.....................  $    206,299   $         --
  Accounts payable and other accrued liabilities............     2,056,314      1,749,997
  Outstanding pari-mutuel tickets...........................       540,404        608,226
  Current maturities of long-term debt......................       114,402         96,072
                                                              ------------   ------------
Total current liabilities...................................     2,917,419      2,454,295
Long-term debt, less current maturities.....................     6,099,228      5,531,302
Other long-term liabilities.................................       706,358        985,827
                                                              ------------   ------------
Total liabilities...........................................     9,723,005      8,971,424
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES
Stockholders' deficiency:
  Common stock, $.01 par value; authorized 3,000,000 shares,
     1,944,409 shares issued................................        19,444         19,444
  Class B Common stock, $.01 par value; authorized 1,000,000
     shares; 912,615 shares issued..........................         9,126          9,126
  Additional paid-in capital................................    13,379,275     13,379,275
  Accumulated deficit.......................................    (9,531,648)    (6,790,916)
  Accumulated other comprehensive loss......................      (437,336)      (496,285)
  Cost of 1,593,199 common and 600 Class B common shares in
     treasury...............................................    (7,964,782)    (7,964,782)
                                                              ------------   ------------
Total stockholders' deficiency..............................    (4,525,921)    (1,844,138)
                                                              ------------   ------------
Total liabilities and deficiency............................  $  5,197,084   $  7,127,286
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
OPERATING REVENUE:
  Pari-mutuel commissions.............................  $10,910,743   $12,822,610   $13,496,411
  Concessions.........................................    1,402,587     1,560,020     1,490,150
  Other...............................................      911,070     1,411,168     1,996,224
                                                        -----------   -----------   -----------
     Total operating revenue..........................   13,224,400    15,793,798    16,982,785
                                                        -----------   -----------   -----------
OPERATING EXPENSES:
  Wages, taxes and benefits...........................    6,357,171     6,373,593     6,394,118
  Purses..............................................    2,837,979     3,527,732     3,807,916
  Cost of food and beverage...........................      385,022       511,658       437,421
  Administrative and operating........................    5,242,493     5,468,127     5,208,220
  Depreciation and amortization.......................      662,079       641,504       535,633
                                                        -----------   -----------   -----------
     Total operating expenses.........................   15,484,744    16,522,614    16,383,308
                                                        -----------   -----------   -----------
INCOME (LOSS) FROM OPERATIONS.........................   (2,260,344)     (728,816)      599,477
                                                        -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest expense, net of interest income of
     approximately $4,000, $7,000, and $7,000,
     respectively.....................................     (419,392)     (375,068)     (514,632)
  Other expense, net..................................           --       (31,348)      (20,459)
  Change in accounting estimate.......................           --            --     1,058,007
                                                        -----------   -----------   -----------
     Total other income (expense).....................     (419,392)     (406,416)      522,916
                                                        -----------   -----------   -----------
INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES..........................   (2,679,736)   (1,135,232)    1,122,393
Provision for income taxes............................       60,996        62,039        46,386
                                                        -----------   -----------   -----------
Income (loss) from continuing operations..............   (2,740,732)   (1,197,271)    1,076,007
Gain from discontinued harness racing subsidiary (Note
  4)..................................................           --            --       351,000
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(2,740,732)  $(1,197,271)  $ 1,427,007
                                                        ===========   ===========   ===========
Basic and Diluted per share data:
Income (loss) from continuing operations..............  $     (2.17)  $     (0.95)  $      0.85
Gain from discontinued harness racing subsidiary......           --            --          0.28
                                                        -----------   -----------   -----------
Net income (loss).....................................  $     (2.17)  $     (0.95)  $      1.13
                                                        ===========   ===========   ===========
Basic and diluted weighted average common shares
  outstanding.........................................    1,263,225     1,263,225     1,263,225
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                         CLASS B   ADDITIONAL                      OTHER                         TOTAL
                               COMMON    COMMON      PAID-IN     ACCUMULATED   COMPREHENSIVE    TREASURY     STOCKHOLDERS'
                                STOCK     STOCK      CAPITAL       DEFICIT         LOSS           STOCK      (DEFICIENCY)
                               -------   -------   -----------   -----------   -------------   -----------   -------------
Balance December 31, 2000....  $19,444   $9,126    $13,379,275   $(7,020,652)    $(194,237)    $(7,964,782)   $(1,771,826)
Comprehensive income:
  Net income.................       --       --             --     1,427,007            --              --      1,427,007
  Pension liability
    adjustment...............       --       --             --            --       (60,614)             --        (60,614)
                               -------   ------    -----------   -----------     ---------     -----------    -----------
  Total comprehensive
    income...................                                                                                   1,366,393
                                                                                                              -----------
Balance December 31, 2001....   19,444    9,126     13,379,275    (5,593,645)     (254,851)     (7,964,782)      (405,433)
Comprehensive loss:
  Net loss...................       --       --             --    (1,197,271)           --              --     (1,197,271)
  Pension liability
    adjustment...............       --       --             --            --      (241,434)             --       (241,434)
                               -------   ------    -----------   -----------     ---------     -----------    -----------
  Total comprehensive loss...                                                                                  (1,438,705)
                                                                                                              -----------
Balance December 31, 2002....   19,444    9,126     13,379,275    (6,790,916)     (496,285)     (7,964,782)    (1,844,138)
Comprehensive loss:
  Net loss...................       --       --             --    (2,740,732)           --              --     (2,740,732)
  Pension liability
    adjustment...............       --       --             --            --        58,949              --         58,949
                               -------   ------    -----------   -----------     ---------     -----------    -----------
  Total comprehensive loss...                                                                                  (2,681,783)
                                                                                                              -----------
Balance December 31, 2003....  $19,444   $9,126    $13,379,275   $(9,531,648)    $(437,336)    $(7,964,782)   $(4,525,921)
                               =======   ======    ===========   ===========     =========     ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (NOTE 13)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................  $(2,740,732)  $(1,197,271)  $ 1,427,007
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Gain from discontinued operations of harness
     racing...........................................           --            --      (351,000)
  Depreciation and amortization.......................      662,079       641,504       535,633
  Change in accounting estimate.......................           --            --    (1,058,007)
  Minimum pension liability adjustment................       58,949      (241,434)      (60,614)
  Loss on disposal of fixed assets....................           --         2,552            --
  Changes in operating assets and liabilities:
     Decrease (increase)in restricted cash............      125,115       (30,985)       10,321
     Decrease (increase) in escrowed cash.............      241,002      (114,388)     (100,567)
     Decrease (increase) in accounts receivable.......      (16,187)       22,044        45,381
     Decrease (increase) in prepaid expenses and other
       current assets.................................        9,123       250,835       (28,360)
     Decrease (increase) in other assets, net.........       12,664        24,792        (2,300)
     Increase in checks issued against future
       deposits.......................................      206,299            --            --
     Increase (decrease) in accounts payable and other
       accrued liabilities............................      285,736       297,760      (687,901)
     Decrease in outstanding pari-mutuel tickets......      (67,822)       (2,881)      (24,248)
     Decrease in accrued executive bonus long-term
       portion........................................           --       (54,352)      (93,528)
     Increase (decrease) in other long term
       liabilities....................................     (279,469)     (118,318)      244,631
                                                        -----------   -----------   -----------
       Total adjustments..............................    1,237,489       677,129    (1,570,559)
                                                        -----------   -----------   -----------
          Net cash used in operating activities.......   (1,503,243)     (520,142)     (143,552)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..........      (45,269)     (584,389)     (120,529)
  Decrease in notes receivable -- officers............      984,608       178,960       429,812
                                                        -----------   -----------   -----------
       Net cash provided by (used in) investing
          activities..................................      939,339      (405,429)      309,283
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short term debt.......................           --       300,000            --
  Repayment of short term debt........................           --      (300,000)           --
  Proceeds from debt financing........................      690,000     5,650,000            --
  Increase in deferred financing costs................           --      (254,432)           --
  Principal payments of debt..........................     (103,744)   (4,368,025)     (294,686)
                                                        -----------   -----------   -----------
       Net cash provided by (used in) financing
          activities..................................      586,256     1,027,543      (294,686)
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash
  equivalents.........................................       22,352       101,972      (128,955)
Cash and cash equivalents, beginning of year..........      114,327        12,355       141,310
                                                        -----------   -----------   -----------
Cash and cash equivalents, end of year................  $   136,679   $   114,327   $    12,355
                                                        ===========   ===========   ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest..............................................  $   406,244   $   392,968   $   427,060
                                                        -----------   -----------   -----------
Income taxes..........................................  $    50,996   $    20,835   $    48,765
                                                        -----------   -----------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     The Westwood Group, Inc. and subsidiaries (the "Company") operates in one business segment through its pari-mutuel racing subsidiary. Wonderland Greyhound Park ("Wonderland" or "Wonderland Park") is a pari-mutuel greyhound racing facility located in Revere, Massachusetts. The Company also operated Foxboro Park, a pari-mutuel harness racing facility located in Foxboro, Massachusetts through the date of eviction in July, 1997. The Company's Foxboro harness racing operations were discontinued during 1997.

     The Wonderland facility includes a one-quarter mile sand track, a physical plant consisting of a climate controlled grandstand and clubhouse and a two-story administrative center. The Company maintains and operates two full service restaurants, a sports bar and other concession facilities at the racetrack. The racetrack facility can accommodate 10,000 patrons. The average attendance per performance in 2003 was approximately 628 persons. The complex encompasses a total of approximately 35 acres, including paved and lighted parking providing capacity for approximately 2,300 cars.

     Wonderland provides its patrons with a variety of entertainment options including live racing and full card simulcast wagering.

     In 2003, the Company filed a Proxy Statement in order to change from public company status to private company status (see Note 10).

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of The Westwood Group, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     Cash investments with maturities of three months or less at the time of their purchase are classified as cash equivalents.

  RESTRICTED CASH

     Restricted cash includes approximately $0 and $125,000 at December 31, 2003 and 2002, respectively, related to funds dedicated to payment of the Company's liability for outstanding pari-mutuel tickets. Unclaimed winnings from pari-mutuel wagering are held by Wonderland until they become payable to the Commonwealth by the operation of unclaimed property statutes.

     Restricted cash also includes approximately $251,000 and $125,000 at December 31, 2003 and 2002, respectively, held as collateral for the Company's letters of credit which secures the Company's racing bonds for 2003 and 2004.

     Restricted cash includes approximately $0 and $126,000 at December 31, 2003 and 2002, respectively, which is required to be used for the purposes of the going private transaction.

  ESCROWED CASH

     Escrowed cash is related to the operations of Wonderland and includes amounts held by The Commonwealth of Massachusetts in trust funds (for capital improvements and advertising/promotion). Wonderland funds these costs and requests reimbursement from the trust funds. Wonderland is reimbursed upon approval by the Commonwealth.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

  PROPERTY, PLANT AND EQUIPMENT

     Property, Plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

                                                                ESTIMATED
ASSET CLASSIFICATION                                           USEFUL LIFE
--------------------                                           -----------
Building and Improvements...................................     30 years
Machinery and Equipment.....................................   5-10 years

     Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are adjusted accordingly. Losses are also recognized on buildings and improvements in the event of a permanent impairment to their value, as determined by Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairment charges are recorded whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company believes that no such impairment exists at December 31, 2003. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are charged to operations as incurred.

     Depreciation and amortization expense (excluding amortization of deferred charges) of approximately $562,000, $592,000 and $500,000 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively. Equipment under capital leases had a cost and accumulated depreciation of $93,032 and $49,554 at December 31, 2003 and $72,451 and $30,947 at December 31, 2002, respectively.

  DEFERRED FINANCING COSTS

     Deferred financing costs are being amortized on a straight line basis over the term of the related debt (34 months). Amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $99,000, $49,000 and $36,000, respectively.

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

  STOCK BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows the Company to account for its stock-based compensation plans based upon either a fair value

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES method or the intrinsic value method. The Company has elected to follow the intrinsic value method of accounting for stock-based compensations plans prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under SFAS No. 123, as amended by SFAS No. 148, the Company is required to disclose the effects of applying the fair value method on the net income or loss.

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2003          2002          2001
                                                 -----------   -----------   ----------
Net income (loss), as reported.................  $(2,740,732)  $(1,927,271)  $1,427,007
Deduct: Total Stock based employee compensation
  expense determined under the fair value based
  method.......................................     (114,342)           --           --
                                                 -----------   -----------   ----------
Pro forma net income (loss)....................  $(2,855,074)  $(1,927,271)  $1,427,007
                                                 ===========   ===========   ==========
Net income (loss) per basic and dilutive
  shares:
As reported....................................  $     (2.17)  $     (0.95)  $     1.13
Pro forma......................................  $     (2.26)  $     (0.95)  $     1.13

     The grant date fair value of options granted during 2003 under the Black-Scholes option-pricing model was $4.57. The fair value of options granted in 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                                2003
                                                              --------
Risk fees interest rates....................................     4.42%
Expected option lives.......................................  10 years
Expected volatility.........................................      169%
Expected dividend yields....................................      None

  INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. In 2001, the Company had net income; however, stock options were excluded from the computation of diluted shares because their exercise prices were above the average market price of the common shares. The Company's stock options did not have a dilutive effect in 2003 or 2002 since the Company incurred a net loss.

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense was approximately $167,000, $216,000 and $181,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified in order to conform to the 2003 presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments; mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

     In December 2003, the FASB issued a revision to FIN No. 46, Consolidation of Variable Interest Entities. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity ("VIE") to a broader group of entities than those previously considered special-purpose entities ("SPE's") and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES respect to structures commonly referred to as SPE's did not have a material impact on the Company's financial position, results of operations, or cash flows. The Company currently does not expect the application of this interpretation with respect to other types of VIE's to have a material impact on its financial position, results of operations, or cash flows.

     In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00
21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of December 31, 2003 and 2002 consists of the following:

                                                                 2003         2002
                                                              ----------   ----------
Accounts payable, trade.....................................  $1,220,538   $1,018,672
Accrued professional fees...................................     196,923      220,358
Accrued purse liabilities...................................     244,996      215,899
Other accrued liabilities...................................     393,857      240,727
Accrued executive bonus.....................................          --       54,341
                                                              ----------   ----------
                                                              $2,056,314   $1,749,997
                                                              ----------   ----------

3. LONG-TERM DEBT

     Long-term debt consists of the following:

DECEMBER 31,                                                     2003         2002
------------                                                  ----------   ----------
6.5% Boston Federal Savings Bank ("Boston Federal Savings
  Bank") term loan requiring 21 monthly payments of
  principal and interest of $42,910 collateralized by a
  mortgage and security interest in all real estate and
  personal property located at Wonderland Greyhound Park.
  The final payment on the loan is to be made September 1,
  2005 in the amount of $5,891,281..........................  $6,213,630   $5,627,374
Less current maturities.....................................     114,402       96,072
                                                              ----------   ----------
Long -- term portion........................................  $6,099,228   $5,531,302
                                                              ==========   ==========

     At December 31, 2003, the Company had drawn down a total of $6,340,000 from the Boston Federal Savings Bank loan and $160,000 was available for use. Of the available amount, $0 may be used for working capital purposes and $160,000 may be used to assist the Company for transaction costs to become a private company. The Loan Reimbursement and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of December 31, 2003, the Company was in compliance with these covenants.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

     Maturities of long-term debt as of December 31, 2003 are as follows:

FISCAL YEAR                                                     AMOUNT
-----------                                                   ----------
2004........................................................  $  114,402
2005........................................................   6,099,228
                                                              ----------
  Total.....................................................  $6,213,630
                                                              ==========

4. DISCONTINUED OPERATIONS

     In 1996, litigation ensued between Foxboro Realty Associates, LLC, et al. its subsidiary Foxboro Park, Inc., et al., and the Company, over Foxboro's right to occupy Foxboro Raceway. The Court issued an execution pursuant to which Foxboro was evicted from the racetrack on July 31, 1997. As a result the Company discontinued its harness racing operations. In the fourth quarter of 2001, the Company recognized a gain of $351,000, resulting from the reduction of liabilities related to discontinued operations. As of December 31, 2003 and 2002, there were no remaining liabilities related to discontinued operations.

5. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include approximately $365,216 and $417,216 at December 31, 2003 and 2002, respectively, of fees owed to a law firm primarily related to litigation in prior years. Such outstanding amounts are currently payable at $1,000 per week. Current maturities of $52,000 are included in accounts payable and accrued liabilities.

     The remaining balance in other long-term liabilities consists of deferred compensation and deferred pension payable of $0 and $317,666 for 2003, respectively, and $96,524 and $452,659 for 2002, respectively, and the long-term portion of capital lease payments (see Note 6).

6. COMMITMENTS AND CONTINGENCIES

  RACING LICENSE

     In order to meet the requirements for renewal of racing licenses, Wonderland must demonstrate, on an annual basis that it is a financially viable entity, capable of disposing of its obligations on a timely basis. The racing license has been granted for the 2004 calendar year. Although management is optimistic that it will be able to demonstrate financial stability in their applications for a year 2005 racing license, there can be no assurance that the Racing Commission will continue to grant licenses to conduct racing on the schedule presently maintained at Wonderland. In the event that the Company is not successful in obtaining a year 2005 racing license, the adverse impact on the Company would be material.

  LEASE COMMITMENT

     Totalisator equipment rent (which is primarily based on the handle per performance) was approximately $313,000, $335,000 and $342,000 in 2003, 2002 and 2001, respectively. Future minimum payments are due at amounts calculated as a percentage of the Company's total handle amounts. The Company is also liable for various operating leases for automobiles and other equipment. The future minimum lease commitments relating to noncancelable operating leases as of December 31, 2003 are immaterial. In 2003, 2002 and 2001, the Company entered into capital leases for various operating equipment items.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

     As of December 31, 2003, future minimum lease payments under capital leases were as follows:

2004........................................................  $26,945
2005........................................................   12,015
2006........................................................    2,287
                                                              -------
Total maximum lease payments................................   41,247
Amount representing interest................................    1,620
                                                              -------
Present value of minimum lease payments.....................   39,627
Current portion of lease payments...........................   26,151
                                                              -------
Long-term portion of lease payments.........................  $13,476
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

     On March 6, 2003, the Company received an inquiry from the Securities Division of the Office of the Secretary of The Commonwealth of Massachusetts. According to the Securities Division, it had received an anonymous letter from a stockholder of the Company raising certain allegations concerning the then proposed 1,500-to-1 reverse stock split. The Company's counsel answered all of the Securities Division's questions and provided the requested materials.

     On March 18, 2003, which was one day prior to the scheduled meeting to approve the proposed 1,500-to-1 reverse stock split, the Company received an Administrative Complaint and Ex Parte Motion for a Temporary Order to Cease and Desist from the Securities Division. The Administrative Complaint claimed that the Company failed to disclose certain information to the stockholders in the prior proxy statement, which the Securities Division alleged to be "material." Specifically, the Securities Division alleged that the Company failed to disclose: (i) the existence of loans from the principal of Alouette Capital to the Company and Mr. Sarkis; (ii) that Alouette Capital was not a registered broker dealer, and (iii) the extent of the Company's lobbying activities with respect to the passage of gaming legislation. The stockholders' meeting scheduled for March 19, 2003 to approve the proposed going private transaction was adjourned in order to permit the Company to address this matter, and the stockholders' vote was never taken.

     On April 1, 2003, a class action complaint was filed by a stockholder of the Company against the Company and its Board of Directors in the Court of Chancery in the State of Delaware seeking to enjoin the proposed reverse stock split on the basis that is not fair to the stockholders and that the proxy statement omits information alleged to be "material."

     As a result of the Administrative Complaint filed by the Securities Division, the proposed 1,500-to-1 reverse stock split was indefinitely suspended. On April 8, 2003, the Company filed an answer in response to the Securities Division's complaint, which denied each of the allegations set forth in the complaint, and between April and June 2003, the Company and the Securities Division negotiated a settlement.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

     On June 16, 2003, the Company executed an Offer of Settlement and a Consent Order was issued. The principal elements of the settlement were as follows:

          (i) The Company would not commit any future violations of chapter 110A of Massachusetts General Laws and the corresponding regulations promulgated thereunder;

          (ii) The Company paid the sum of $10,000 to offset the cost of the Securities Division's investigation;

          (iii) If the Company retains a fairness opinion provider as part of any proposed going private transaction, the Company would engage a fairness opinion provider that is independent, unaffiliated, and free from all material conflicts of interest;

          (iv) The Company would not, within the next twelve months, enter into, effect or consummate with its then existing stockholders a going private transaction where the common stock of Company is valued as a per share price of less than $4.00, however, it could seek review of this provision through petition to the Director of the Securities Division and he/she may grant such relief at his/her sole discretion, provided that such relief shall not be unreasonably withheld;

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

          (vii) The Company would present to the Securities Division any draft of an amendment to the existing February 13, 2003, Proxy Statement or any other filing under the SEC's Regulation M-A contemporaneously with submission of the same to the SEC for review;

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

     On June 17, 2003, the Company filed a Motion to Dismiss the Court of Chancery class action lawsuit for mootness on the grounds that the previously proposed going private transaction was never completed. On October 23, 2003, the same plaintiffs filed a supplemented and amended complaint with the Court of Chancery in the State of Delaware alleging that the proposed reverse stock split described in this proxy statement is not fair to the stockholders of the Company and that the proxy statement omits information that the plaintiffs allege to be "material." The plaintiffs amended the complaint to include Mr. Cassin, as a co-defendant. The plaintiffs allege that the $4.00 pre share price valuation of the Company's Common Stock and Class B Common Stock being paid to stockholders being redeemed in the proposed reverse

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES stock split is not fair and allege that the fair value of the Company's Common Stock exceeds $5.00 per share; the Board of Directors of the Company breached its fiduciary duties to the stockholders; and the Company is violating Delaware corporate law by proposing to issue fractional shares to some stockholders and paying other stockholders cash in lieu of fractional shares. In addition, the plaintiffs allege that this proxy statement fails to disclose all material facts regarding the description of the Company's real estate, the RM Bradley appraisal reports, the lobbying expenses and the reasons for the proposed 500-for-1 stock split. The plaintiffs are seeking an injunction that would prevent the Company from completing the proposed reverse stock split and damages.

     The Company disputes all of the allegations set forth in the complaint, and on November 10, 2003, it filed a Motion to Dismiss for failure to state a claim. The Company's opening brief in support of its Motion to Dismiss was filed on February 3, 2004, and the plaintiffs' answering brief in opposition to the Motion to Dismiss was filed on March 1, 2004. The Court of Chancery has suspended briefing in this case until the proxy statement is finalized and filed with the Securities and Exchange Commission.

7. COMMON STOCK, STOCK OPTIONS, AND GRANT PLANS

     The Company has two classes of common stock. The holders of Common Stock are entitled to one vote for each share of Common Stock, while the holders of Class B Common Stock are entitled to ten votes for each share of Class B Common Stock. All other powers, preferences and rights are identical for the Common Stock and the Class B Common Stock.

     In October 1995, the Board of Directors approved and ratified the granting of non-qualified stock options. These options were granted to the Directors of the Company to purchase shares of common stock at an option price equal to the fair market value of the Company's common stock at the date the options were granted. The Company's stock options activity is summarized as follows:

                                                NUMBER OF
                                                 OPTIONS        RANGE OF      WEIGHTED AVERAGE
                                               OUTSTANDING   EXERCISE PRICE    EXERCISE PRICE
                                               -----------   --------------   ----------------
Balance, December 31, 2000 and 2001..........    257,500       $     3.00          $3.00
Expired during 2002..........................   (165,000)            3.00           3.00
                                                --------       ----------          -----
Balance, December 31, 2002...................     92,500             3.00           3.00
Granted during 2003..........................     25,000             4.00           4.00
                                                --------       ----------          -----
Balance, December 31, 2003...................    117,500       $3.00-4.00          $3.21
                                                ========       ==========          =====

     The Company's total stock options outstanding of 117,500 at December 31, 2003 expire as follows: 50,000 in October 2005, 42,500 in November 2007 and 25,000 in July 2013. All stock options were fully vested as of December 31, 2003 (See Note 1).

8. INCOME TAXES

     The Company's provision for income taxes for the years ended December 31, 2003, 2002 and 2001 represents state income taxes. The Company's effective tax rates differ from amounts computed by

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes, as follows:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Statutory federal income tax rate...........................  (34.0)%  (34.0)%   34.0%
Increase in valuation allowance.............................   34.0     34.0       --
Non-taxable change in estimate..............................     --       --    (34.0)
State income taxes..........................................    2.3      5.5      4.1
                                                              -----    -----    -----
Income tax rate:............................................    2.3%     5.5%     4.1%
                                                              =====    =====    =====

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Net operating loss carryforwards............................  $ 3,836   $ 2,824
Fixed assets................................................      708       412
Deferred compensation.......................................       --        41
Miscellaneous operating reserves............................       71       204
Capitalized expenses........................................       (8)       66
                                                              -------   -------
Gross deferred assets.......................................    4,607     3,547
Less valuation allowance....................................   (4,607)   (3,547)
                                                              -------   -------
Net deferred assets.........................................  $    --   $    --
                                                              =======   =======

     The Company has operating loss carryforwards amounting to $9.6 million which begin expiring in December of 2008. The Company has fully reserved for all net deferred tax assets as future realization of these assets is not presently determinable.

9.  PENSION PLANS AND RETIREMENT BENEFITS

     The Company contributed $81,347, $90,868 and $93,033 in 2003, 2002 and
2001, respectively, to three multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. The Company maintains a defined benefit retirement plan for certain other union employees and one for non-union employees. The plan provides a benefit of a flat dollar amount, determined by the collective bargaining agreement with the union. Company contributions to this plan totaled $134,993, $64,262 and $104,962 in 2003, 2002 and 2001, respectively. Benefits under the plan are provided by a group annuity contract purchased from an insurance carrier. The expense for this plan includes amortization of the cost of providing plan benefits for past service over a period of approximately 14 years. The Company's funding policy is to contribute amounts annually to the Plan,

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES subject to the Internal Revenue Service and ERISA minimum required and maximum allowable funding limitations. The following table sets forth the plan's funded status at December 31, 2003 and 2002:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2003          2002
                                                             -----------   -----------
Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested benefits
  of $1,336,872 and $1,275,141 for 2003 and 2002,
  respectively.............................................  $(1,369,503)  $(1,309,636)
                                                             -----------   -----------
Projected benefit obligation...............................   (1,369,503)   (1,309,636)
Plan assets at fair value..................................    1,051,837       856,977
                                                             -----------   -----------
Adjusted accrued pension cost (included in other long term
  liabilities).............................................  $  (317,666)  $  (452,659)
                                                             ===========   ===========

     Net periodic pension cost included the following components:

                                                              DECEMBER 31,
                                                    ---------------------------------
                                                      2003        2002        2001
                                                    ---------   ---------   ---------
Interest cost on projected benefit obligation.....  $  84,482   $  86,633   $  85,485
Actual (gain) loss on plan assets.................   (143,906)    115,212      52,952
Net Amortization of (gain) loss and deferral......    108,876    (183,503)   (139,503)
                                                    ---------   ---------   ---------
Net periodic pension cost.........................  $  49,452   $  18,342   $  (1,066)
                                                    =========   =========   =========

     Assumptions used in accounting for the above pension information included a discount rate of 6.25% for the year ended December 31, 2003, 6.75% for the year ended December 31, 2002 and 7.25% for the year ended December 31, 2001, and an expected long-term rate of return of 8.5% for all years presented. The following tables set forth pension obligations and plan assets as of December 31, 2003 and 2002:

                                                                 2003         2002
                                                              ----------   ----------
Change in benefit obligation:
Benefit obligation as of January 1, ........................  $1,309,636   $1,239,862
Interest cost...............................................      84,482       86,633
Actuarial gain..............................................      49,927       57,930
Benefits paid...............................................     (74,542)     (74,789)
                                                              ----------   ----------
Benefit obligation as of December 31, ......................  $1,369,503   $1,309,636
                                                              ==========   ==========
Change in plan assets:
Fair value as of January 1, ................................  $  856,977   $  982,716
Actual return on plan assets................................     143,906     (115,212)
Company contribution........................................     125,496       64,262
Benefits paid...............................................     (74,542)     (74,789)
                                                              ----------   ----------
Fair value as of December 31, ..............................  $1,051,837   $  856,977
                                                              ==========   ==========

     The Company amended the defined benefit plan in connection with the renewal of a collective bargaining agreement. The amendment provides that as of January 31, 1998, benefit accruals under the plan will be frozen for those active employees who accrued benefits under the plan before January 31, 1998. The amendment further provides that on and after January 31, 1998, employees hired by Wonderland will no longer be eligible to join the plan. The Company will make contributions on behalf of

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES these employees at a fixed rate to the union 401(k) plan based upon hours worked. These contributions commenced in 1998.

     During 1997, the Company established separate 401(k) plans for union and nonunion employees, respectively. The plans are administered by an insurance company. The Company made contributions on behalf of certain union employees based upon a fixed rate and performances worked. The total of these contributions was approximately $87,000, $69,000 and $71,000, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also has employment contracts with certain retired employees which provide for the payment of retirement benefits, the cost of which has been accrued during their active employment. Total expense for all retirement plans of the Company for the years ended December 31, 2003, 2002 and 2001 was approximately $303,000, $224,000 and $269,000, respectively.

10.  TRANSACTIONS WITH OFFICERS, EMPLOYEES AND RELATED PARTIES

     On September 24, 1999, the Company entered into a Stock Purchase Agreement with Charles F. Sarkis, pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of Back Bay Restaurant Group.

     Upon the sale of Back Bay Restaurant Group common stock to Charles F. Sarkis, the Company received a promissory note in the amount of $2,703,108. The note bore interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid August 17, 2001. The remaining outstanding principal and accrued interest were to be paid in two installments due on December 16, 2002 and December 16, 2003. In 2002, the note was amended, and the December 16, 2002 payment was deferred until June 20, 2003. In 2003, the Company received payments totaling $848,296 on this note. The balance outstanding under the note was $147,238 and $932,328 at December 31, 2003 and 2002, respectively. The remaining balance of the loan was paid in full in early 2004.

     The Company received a short-term working capital advance from Charles F. Sarkis, an officer of the Company, of $300,000 in March 2002. This funding accrued interest at the rate of 12% and was repaid in 2002 in connection with the loan transaction with Boston Federal Savings Bank.

     At December 31, 2003 and 2002, there were loans outstanding to officers/stockholders including interest, of $0 and $118,635. The loans were restructured in 1999 to be payable over five years and bear interest at 8.0% per annum. Notes receivable in the amounts of $0 at December 31, 2003 and $89,608 at December 31, 2002 were due from Charles Sarkis. Notes receivable in the amounts of $0 and $118,636 were due from Richard P. Dalton, the Company's President and Chief Executive Officer at December 31, 2003 and 2002, respectively.

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

     On February 13, 2003, the Company filed a Definitive Proxy Statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 1,500 for 1 reverse stock split of its capital stock. If the proposed reverse stock split had been approved by a majority of the voting power of the Company's stockholders, then holders of less than 1,500 shares immediately prior to

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES such meeting would have been cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public company to a private company. This would have relieved the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the Federal securities laws and to permit small stockholders to receive liquidity for their shares without having to pay brokerage commissions. The proposed reverse stock split would have (i) caused the Company to redeem shares held by approximately 400 holders of record of Common Stock, (ii) retained record holders who hold 1,500 or more shares of Common Stock or Class B Common Stock, (iii) reduced the number of shares, on a pro-rata basis, held by the holders of record who hold 1,500 or more shares of Common Stock or Class B Common Stock, and (iv) changed the percent of outstanding Common Stock held by the remaining stockholders to 100%. Assuming the completion of the proposed reverse stock split and change in its status from a public company to a private company, the Company would have promptly thereafter initiated a tender offer for additional shares of its capital stock in order to provide those stockholders who would not have received a cash payment in connection with the proposed reverse stock split the opportunity to tender one post-reverse stock split share in return for $6,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

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

     Subsequently, on August 21, 2003, the Company filed a preliminary proxy statement and an accompanying Schedule 13E-3, which was subsequently amended on October 3, 2003, October 31, 2003, December 5, 2003 and December 19, 2003 with the Securities and Exchange Commission in order to effectuate a 500 for 1 reverse stock split of its capital stock. Once the preliminary proxy statement is finalized, the Company intends to mail the definitive proxy statement to stockholders. If the proposed reverse stock split is approved by the Company's stockholders at a special meeting of the stockholders on a date to be determined, then holders of less than 500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public to a private company and to relieve the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

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

     The reverse stock split would (i) cause the Company to redeem shares held by approximately 375 holders of record of Common Stock, (ii) not eliminate record holders who hold 500 or more shares of Common Stock and Class B Common Stock, (iii) reduce the number of shares, on a pro-rata basis, held by the holders of record who hold 500 or more shares of Common Stock and Class B Common Stock, and (iv) change the percent of Common Stock held by the remaining stockholders to 100%.

     Assuming the completion of the proposed reverse stock split and change in its status from a public to a private company, the Company will promptly thereafter initiate a tender offer for additional shares of its capital stock in order to provide those stockholders who did not receive a cash payment in connection with

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES the proposed reverse stock split the opportunity to tender one share in return for $2,000, which amount reflects the highest payment to be received by any stockholder as a result of the consummation of the proposed reverse stock split.

11.  CHANGE IN ACCOUNTING ESTIMATE

     In the fourth quarter of 2001, the Company recognized $1,058,000 of non-operating income as the result of a change in accounting estimate on a prior year's long-term liability.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for 2003 and 2002 (in thousands, except per share amounts):

                                                      1ST      2ND      3RD      4TH
                                                     ------   ------   ------   ------
2003
Revenues...........................................  $3,455   $3,688   $3,322   $2,759
Operating loss.....................................    (285)    (628)    (522)    (826)
Net loss...........................................    (406)    (752)    (636)    (947)
Basic and dilutive net loss per share..............  $(0.32)  $(0.59)  $(0.50)  $(0.76)
2002
Revenues...........................................  $4,031   $4,209   $3,815   $3,739
Operating Income (Loss)............................     254      113     (217)    (879)
Net income (loss)..................................      73        8     (295)    (983)
Basic and dilutive net income (loss) per share.....  $ 0.06   $ 0.01   $(0.23)  $(0.78)

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The Company recorded capital lease obligations of $20,581, $8,171 and $31,257 in 2003, 2002 and 2001, respectively.

14.  SUBSEQUENT EVENTS

     In March, 2004, Wonderland Greyhound Park Realty, LLC, a wholly-owned subsidiary of the Company, received a commitment from a group of investors, one of whom is Charles F. Sarkis, to loan the Company up to $2.5 million to be used for short-term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. The Company is currently negotiating the terms of this transaction, and this transaction is expected to be consummated during the second quarter of the 2004 fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) As of the end of the period covered by this annual report, management concluded its evaluation of the effectiveness of the design and operations of the Westwood Group's disclosure controls and procedures. As of the end of the period, our President, Chief Executive Officer and Principal Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Westwood Group's management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     (b) During the evaluation referred to in Item 9A(a) above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

     Our directors and executive officers as of March 31, 2004 are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Charles F. Sarkis.....................  64    Chairman of the Board of Directors
Richard P. Dalton.....................  56    President, Chief Executive Officer and
                                              Director
Joseph M. Cassin......................  61    Director

     Charles F. Sarkis has served as Chairman of the Board of Directors since 1978. He was Chief Executive Officer more than 6 years. He also has been Chief Executive Officer of Sarkis Management Corporation (restaurant management) for more than 6 years.

     Richard P. Dalton has served as President and Chief Executive Officer of the Westwood Group since 1993. He served as Executive Vice President of the Westwood Group from 1988 to 1992 and Chief Operating Officer from 1989 until 1992. He was Vice President from 1984 until 1987; Chief Financial Officer from 1988 to 1989; Treasurer from 1974 to 1989; Assistant Secretary since 1984; and General Manager from 1981 to 1983.

     Joseph M. Cassin has served on the Board of Directors since June 2003. Mr. Cassin is a senior partner with the law form of Cassin, Cassin & Joseph LLP in New York, New York. He has been practicing law for 36 years and founded Cassin, Cassin & Joseph, LLP, which specializes in real estate transactions, in 1986.

     Mr. Paul DiMare resigned as director of the Westwood Group on July 21, 2003 for personal reasons.

     All of the directors and executive officers are citizens of the United States. There are no arrangements or understandings between any of the directors or executive officers of the Westwood Group and any other person pursuant to which such director or executive officer was or will be selected as a director or officer of the Westwood Group. Each of the executive officers of the Westwood Group holds office at the pleasure of the Board of Directors.

     Each of the three directors, Messrs. Sarkis, Dalton and Cassin, have been named as defendants together with the Westwood Group in a class action law suit filed by a stockholder of the Westwood Group in order to enjoin the Westwood Group from completing a proposed reverse stock split for the purpose of taking the Westwood Group private (See Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the proposed reverse stock split and the class action law suit).

  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Westwood Group's officers and directors and persons owning more than 10% of the outstanding stock of the Westwood Group to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% holders of stock of the Westwood Group are required by the Securities and Exchange Commission to furnish the Westwood Group with copies of all Section 16(a) forms they file. Based solely on the copies of such forms furnished to the Westwood Group with respect to its most recent fiscal year, it appears that each director, officer and 10% beneficial owner of Common Stock of the Westwood Group complied with Section 16(a) of the Securities Exchange Act of 1934.

  AUDIT COMMITTEE

     The Westwood Group does not have a separately-designated audit committee, however, the Board of Directors performs the responsibilities of an audit committee. Mr. Dalton, who is not an independent member of the Board, qualifies as a financial expert, as described under Item 401(h) of Regulation S-K of the Securities Act of 1933, in part due to his experience as executive financial officer of the Westwood Group.

  CODE OF ETHICS

     The Westwood Group has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. In view of the Westwood Group's very small size and the limited number of personnel who are responsible for its operations, a formal code of ethics is not considered necessary. Our Board of Directors will, however, revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table shows the cash and other remuneration paid or accrued, in respect of services rendered to the Westwood Group and its wholly-owned subsidiaries for the three years ended December 31, 2003, to each of the Westwood Group's executive officers whose aggregate remuneration exceeded $100,000.

                                          ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                    --------------------------------              ------------------------------------
                                               OTHER     RESTRICTED
                                               ANNUAL      STOCK       OPTIONS/               ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY    BONUS    COMPENSATION    AWARDS    LTIP SARS    PAYOUTS    COMPENSATION
---------------------------  ----   --------   ------   ------------   --------   ---------   ---------   ------------
Charles F. Sarkis.........   2003   $250,000      --          --           --         --          --            --
  Chairman of the Board      2002   $250,000      --          --           --         --          --            --
                             2001   $250,000      --          --           --         --          --            --
Richard P. Dalton.........   2003   $205,000      --          --           --         --          --            --
  President and Chief        2002   $205,000      --          --           --         --          --            --
  Executive Officer          2001   $205,000      --          --           --         --          --            --

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 2003, Messrs. Charles F. Sarkis and Richard P. Dalton served as executive officers of the Westwood Group and as members of the Board of Directors of the Westwood Group, which performs the functions of Compensation Committee.

  REMUNERATION OF DIRECTORS

     The Westwood Group pays to each non-employee Director $2,000 per Board meeting attended with an additional fee of $1,000 for each audit and compensation committee meeting attended. Currently, the Westwood Group does not have a separately-designated audit or compensation committee.

  COMPENSATION PLAN

     The Westwood Group has adopted an executive compensation plan. The compensation plan is designed to provide an environment and opportunity for key executives to be rewarded for individual achievement as well as for attaining overall corporate goals. The compensation plan includes provisions for a base salary, annual incentive and long term incentives. Base salary is determined annually and is based upon the level and amount of responsibility in the context of comparable companies. Additional annual incentives are to be distributed to key executives from a bonus pool. A performance bonus equal to 10% of income before tax will be allocated to the key executives at the discretion of the Compensation Committee and Board of Directors. Additionally, a discretionary bonus of up to 5% of income before income taxes will be available to reward an employee's individual performance. Based on the Westwood Group's cash flow condition, no bonuses were granted during the 2003 fiscal year. Finally, long term incentives will consist of stock options granted to key executives at the discretion of the Compensation Committee and Board of Directors. In addition, a special transaction bonus is available in the event the Chairman initiates and/or negotiates an extraordinary transaction to enhance shareholder value, including a merger, sale, acquisition or joint venture. The transaction bonus is equal to 2% of the value of any such transaction.

  STOCK OPTION AGREEMENT

     During 1997, the Westwood Group issued to those certain executives, Directors and former Directors non-qualified stock options to purchase an aggregate of 42,500 shares of the Westwood Group's common stock at an exercise price of $3.00 per share. During 1995, the Westwood Group awarded those certain executives, Directors and former Directors of the Westwood Group, non-qualified stock options to purchase an aggregate of 50,000 shares of the Westwood Group's Common Stock. During 2003, the Westwood Group awarded Mr. Cassin non-qualified stock options to purchase an aggregate of 25,000 shares of the Westwood Group's Common Stock at an exercise price of $4.00 per share upon Mr. Cassin becoming a director.

  YEAR-END OPTION VALUES

     The table below shows the total number of unexercised options held by the Company's named executive officers at December 31, 2003 and their related year-end option values. No options were exercised in the year-ended December 31, 2003.

                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED         IN THE MONEY OPTIONS
                                        OPTIONS AT FISCAL YEAR END        AT YEAR END ($)(1)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Charles F. Sarkis.....................    20,000            --          $44,000           --
Richard P. Dalton.....................    40,000            --          $88,000           --

---------------

(1) In-the-money options are those where the fair market value of the underlying securities exceeds the exercise price of the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners of Common Stock

     The following table sets forth certain information, as of March 31, 2004, with respect to the beneficial ownership(1) of the Westwood Group's Common Stock by each Director, by all Directors and officers of the Westwood Group as a group and by persons known by the Westwood Group to own beneficially more than 5% of the outstanding Common Stock. Unless otherwise noted, such stockholders have full voting and investment power with respect to the shares listed as beneficially owned by them.

                                                      AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
------------------------------------                 -----------------------   ----------------
Richard P. Dalton..................................           52,350(2)             13.38%
The Westwood Group, Inc.
190 VFW Parkway
Revere, MA 02151
Charles F. Sarkis..................................          831,866(3)             70.75%
Back Bay Restaurant Group, Inc.
284 Newbury Street
Boston, MA 02116
Joseph M. Cassin(4)................................           25,000(4)              6.65%
Cassin, Cassin & Joseph LLP
711 Third Avenue
New York, NY 10017
All directors and officers as a group (three
  persons).........................................          909,216(5)             73.20%%
                                                             =======                =====
Holders of more than 5%, not included above:
Paul J. DiMare.....................................          103,300(6)             29.41%
Paul F. Evans......................................           26,122(7)              7.44%
Joseph J. O'Donnell................................           22,300(8)              6.37%
A. Paul Sarkis.....................................           49,139(9)             12.29%

---------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). For purposes of this table a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days, including by conversion of such stockholder's shares of Class B Common Stock into shares of Common Stock or by exercise of options. For purposes of this table, any shares of Common Stock not outstanding which are subject to such a right, or conversion privileges, are deemed to be outstanding for the purposes of computing the percentage of outstanding shares owned by such person or group, but are not deemed to be outstanding for the purposes of computing such percentage owned by any other person or group .

(2) Includes presently exercisable options to purchase 40,000 shares.

(3) Consists of 804,616 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis, 7,250 shares of Common Stock, as well as presently exercisable options to purchase 20,000 shares. (See footnote (2) to the table below showing beneficial ownership of Class B Common Stock.)

(4) Includes presently exercisable options to purchase 25,000 shares.

(5) Includes presently exercisable options to purchase 60,000 shares and 804,616 shares issuable upon conversion of shares of Class B Common Stock, held by all directors and officers as a group.

(6) Includes 92,500 shares held of record by DiMare Homestead, Inc. over which Mr. DiMare has voting and investment power.

(7) Ms. Evans' address is 3600 Galt Ocean Drive, Fort Lauderdale, Florida 33308.

(8) Mr. O'Donnell's address is c/o Boston Concessions Group, Inc., 111 6th Street, Cambridge, Massachusetts 02141.

(9) Includes 530 shares held of record, presently exercisable options to purchase 32,500 shares and 16,109 shares issuable upon conversion of the shares of Class B Common Stock beneficially owned by Mr. Sarkis. Mr. Sarkis' address is 599 East Sixth St., Apt. 1, South Boston, MA 02127. Mr. Sarkis is a former Director and officer of the Westwood Group.

     (b) Security Ownership of Certain Beneficial Owners of Class B Common Stock

     The following table sets forth certain information, as of March 31, 2004, with respect to the beneficial ownership of the Westwood Group's Class B Common Stock by each Director, and named Executive Officer and by all Directors and officers of the Westwood Group as a group and by persons known by the Westwood Group to own beneficially more than 5% of the outstanding Class B Common Stock. Unless otherwise noted, such stockholders have full voting power and investment power with respect to the shares listed as beneficially owned by them.

                                                      AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
------------------------------------                 -----------------------   ----------------
Charles F. Sarkis..................................          804,616(2)             88.00%
Back Bay Restaurant Group, Inc.
284 Newbury Street
Boston, MA 02116
Richard P. Dalton..................................                0                 0.00%
The Westwood Group, Inc.
190 VFW Parkway
Revere, MA 02151
Joseph M. Cassin...................................                0                 0.00%
Cassin, Cassin & Joseph LLP
711 Third Avenue
New York, NY 10017
                                                             -------                -----
All directors and officers as a group (three
  persons).........................................          804,616(2)             88.00%
                                                             =======                =====

---------------

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

     Concurrently with entering into the stock purchase agreement with Back Bay Restaurant Group, the Westwood Group entered into a stock purchase agreement with Charles F. Sarkis, pursuant to which Mr. Sarkis purchased 450,518 shares of common stock of Back Bay Restaurant Group, Inc. in return for a promissory note in the amount of $2,703,108. This note bears interest of 9.5%. $500,927 was paid on November 4, 1999, $500,000 was paid on December 16, 1999, $351,554 was paid on January 31, 2000, $338,000 was paid on December 1, 2000, and $350,000 was paid on August 17, 2001. In consideration of Mr. Sarkis' prepayment of $62,000 due under this promissory note on March 22, 2002 and his $300,000 working capital loan to the Westwood Group made in March 2002 (which was repaid in connection with the Westwood Group's refinancing in September
2002), the Westwood Group agreed to defer payment in the amount of $466,164 due from Mr. Saris on December 31, 2002 until June 30, 2003. Mr. Sarkis made this deferred payment on June 30, 2003. Additionally, Mr. Sarkis prepaid $140,000 on September 29, 2003. On December 1, 2003, Mr. Sarkis paid $218,296, and the balance of $140,000 under this promissory note and all accrued interest thereon was paid on February 1, 2004. There were additional loans outstanding to Charles Sarkis and Richard P. Dalton; however, as of December 31, 2003, the loans were paid off in full.

     In October 1999, the Westwood Group received a letter of credit for working capital purposes from the Anglo Irish Bank securitized by Mr. Charles Sarkis' property located on Boylston Street in Boston, Massachusetts. Subsequently, Mr. Sarkis refinanced the Boylston Street property and loaned the Westwood Group $500,000, which amount was designated to be used for the 1998 and 1999 outstanding pari-mutual tickets due to The Commonwealth of Massachusetts. In addition, under the terms of the loan agreement between the Westwood Group and Mr. Sarkis, the Westwood Group offset the first payment due from Mr. Sarkis under the promissory note issued on September 24, 1999 against this $500,000 loan.

     Prior to 1995, the Westwood Group engaged a firm to assist management in the planning and execution of a financial and operational reorganization of the Westwood Group. As compensation for its services, the Westwood Group agreed to a success fee, in addition to the basic fee, to grant options to acquire common stock totaling 6% of the total of the Westwood Group's capital stock at $3.00 per share. The success fee also stipulated that Michael S. Fawcett, a principal of that firm, who was a director of the Westwood Group at the time would be required to return options to purchase 25,000 shares of the Westwood Group's common stock if the success fee option is exercised. The Westwood Group has not granted the success fee option to date.

     In March, 2004, Wonderland Greyhound Park Realty, LLC received a commitment from a group of investors, one of whom is Charles F. Sarkis, to loan the Westwood Group up to $2.5 million to be used for short-term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. The Westwood Group is currently negotiating the terms of this transaction, and this transaction is expected to be consummated during the second quarter of the 2004 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees billed to the Westwood Group by its independent auditors for fiscal years 2002 and 2003 were comprised of the following:

     Audit Fees. BDO Seidman, LLP's fee for its audit of the Westwood Group's annual financial statements, its review of the financial statements included in the Westwood Group's quarterly reports on Form 10-Q, audits of statutory filings and review of other regulatory filings for 2002 and 2003 were $118,260 and $126,350, respectively.

     Audit Related Fees. BDO Seidman, LLP billed the Westwood Group a total of $57,111 in 2002 and $82,100 in 2003 for audit related services, including due diligence performed in connection with the Westwood Group's proposed going private transactions.

     Tax Fees. Fees for tax services, including tax compliance, tax advice and planning, totaled $17,250 in 2002 and $18,000 in 2003.

     All Other Fees. No other fees were billed to the Westwood Group by BDO Seidman, LLP in 2002 or 2003 for "other services."

     The Board of Directors of the Westwood Group, which acts as the audit committee, does not have pre-approval policies or procedures.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     Included under Item 8 in Part II of this report:
     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Stockholders' Deficiency Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits

    3.1        Certificate of Incorporation of the Company.(1)
    3.2        Amendment, dated May 15, 1987, to the Certificate of
               Incorporation of the Company.(3)
    3.21       Amendment, dated November 2, 1995, to the Certificate of
               Incorporation of the Company.(7)
    3.3        Bylaws of the Company.(1)
    4.1 Indenture, dated as of August 15, 1987, between the Company and State Street Bank and Trust Company, as trustee, relating to the Company's Subordinated Notes.(2).
    4.2 Supplemental Indenture, dated as of March 16, 1988, between the Company and State Street Bank and Trust company, as trustee.(3)
   10.1 Totalisator Service Agreement, dated August 30, 1991, in connection with an exclusive service contract, together with an amendment and extension agreement dated April 2, 1992.(4)
   10.2 Contract dated November 20, 1992, in connection with services to be provided to the Company by an entity of which a former Director of the Company is a principal, together with an amendment by letter agreement, dated February 2, 1993.(4)
   10.3        Collective Bargaining Agreement between the Company and
               United Food and Commercial Workers' Union, Local 1445
               AFL-CIO, CLC, dated June 1, 1993.(5)
   10.4        Collective Bargaining Agreement between the Company and
               Local 25-Teamsters, effective January 1, 1993.(5)
   10.5 Settlement of Litigation Agreement, dated October 12, 1994, between Foxboro Park, Inc. and the trustee of the Creditor
               Trust and Settlement Agreement, in connection with the restructuring of the Creditor Trust and Settlement Agreement with related promissory notes, dated July 7, 1994.(6)
   10.6        Collective Bargaining Agreement between Wonderland Greyhound
               Park, Inc. and Local 22 -- Laborers' International Union, dated July 1, 1993.(6)
   10.7        Collective Bargaining Agreement Extension between RFSC, Inc.
               and Local 26 -- Hotel and Restaurant Workers, effective
               January 1, 1994.(6)
   10.8        Settlement Agreement between Wonderland Greyhound Park, Inc.
               and Local 254 Service Employees International Union, dated
               September 19, 1994, in connection with a successor collective bargaining agreement.(6)
   10.9 Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated March 17, 1995.(6)
   10.10       Assignment for the Benefit of Creditors and Sharing
               Agreement (Foxboro Harness).(8)
   10.11       Assignment for the Benefit of Creditors and Sharing
               Agreement (Foxboro Thoroughbred).(8)
   10.12       Assignment for the Benefit of Creditors and Sharing
               Agreement (Foxboro Park).(8)

   10.13       Form of Executive Non-Qualified Stock Option Agreement.(8)
   10.14       Form of Employee Non-Qualified Stock Option Agreement.(8)
   10.15 Third Amendment to Term Note between certain subsidiaries of the Company and BBRG, dated January 5, 1998.(8)
   10.16       Voting and Shares Exchange Agreement, dated as of March 31,
               1999.(9)
   10.17 Stock Purchase Agreement, dated as of September 24, 1999, between the Company and Charles Sarkis.(10)
   10.18 Stock Repurchase Agreement dated as of September 24, 1999, between the Company and BBRG.(10)
   10.19       Term Loan Agreement between Wonderland Greyhound Park, Inc.
               and Century Bank and Trust Company, dated June 30, 1998.(11)
   10.20       Loan Reimbursement and Security Agreement between Wonderland
               Greyhound Park, LLC and Boston Federal Savings Bank, dated
               September 3, 2002.(12)
   21.1        Subsidiaries of the Company.(13)
   23.1 Consent of Independent Certified Public Accountants (filed herewith).
   31.1        Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (filed herewith).

---------------

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

(13) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE WESTWOOD GROUP, INC.

Date: April 14, 2004                      By:     /s/ RICHARD P. DALTON
                                            ------------------------------------
                                              Name: Richard P. Dalton
                                              Title: President, Chief Executive
                                                     Officer and Director
                                                     (Principal Executive,
                                                     Financial and Accounting
                                                     Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                               TITLE                       DATE
                     ----                               -----                       ----

        /s/ CHARLES F. SARKIS                   Chairman of the Board          April 14, 2004
--------------------------------------
          Charles F. Sarkis


        /s/ RICHARD P. DALTON            President, Chief Executive Officer    April 14, 2004
--------------------------------------   and Director (Principal Executive,
          Richard P. Dalton               Financial and Accounting Officer)


         /s/ JOSEPH M. CASSIN                         Director                 April 14, 2004
--------------------------------------
           Joseph M. Cassin