Form 10-Q
period 2004-03-31
WESTWOOD GROUP INC
filed 2004-05-17
CIK 83530

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
   [X]

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                  OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
   [ ]

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER: 0-1590

                            THE WESTWOOD GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      04-1983910
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

              190 V.F.W. PARKWAY                                   02151
            REVERE, MASSACHUSETTS                                (Zip Code)
   (Address of principal executive offices)

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

     As of May 10, 2004 351,210 shares of the Registrant's common stock, par value $.01 per share and 912,015 shares of the Registrant's Class B common stock, par value $.01 per share, were outstanding.

                            THE WESTWOOD GROUP, INC.

                                   FORM 10-Q


PART I FINANCIAL INFORMATION.........................................    2
Item 1:  Consolidated Financial Statements*..........................    2
Consolidated Balance Sheets as of March 31, 2004 and December 31,        2
2003.................................................................
Consolidated Statements of Operations for the three months ended
  March 31, 2004 and March 31, 2003..................................    4
Consolidated Statements of Cash Flows for the three months ended
  March 31, 2004 and March 31, 2003..................................    5
Notes to Consolidated Financial Statements...........................    6
Item 2:  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations...................................    9
Item 3:  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12
Item 4:  Controls and Procedures.....................................   12
PART II OTHER INFORMATION............................................   12
Item 1:  Legal Proceedings...........................................   12
Item 2:  Changes in Securities and Use of Proceeds...................   13
Item 3:  Defaults Upon Senior Securities.............................   13
Item 4:  Submission of Matters to a Vote of Security Holders.........   13
Item 5:  Other Information...........................................   13
Item 6:  Exhibits and Reports on Form 8-K............................   13
Signature............................................................   14
Exhibit Index........................................................   15

---------------

* The Consolidated Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $     80,022   $    136,679
  Restricted cash...........................................       252,051        251,164
  Escrowed cash.............................................        83,519         53,994
  Accounts receivable.......................................        30,743         36,968
  Prepaid expenses and other current assets.................       114,248        131,186
  Notes receivable from officers short term portion.........            --        147,238
                                                              ------------   ------------
     Total current assets...................................       560,583        757,229
                                                              ------------   ------------
Property, Plant, & Equipment:
  Building and building improvements........................    19,137,044     19,137,044
  Machinery and equipment...................................     4,871,800      4,871,800
  Land......................................................       348,066        348,066
                                                              ------------   ------------
                                                                24,356,910     24,356,910
  Less accumulated depreciation and amortization............   (20,233,988)   (20,096,849)
                                                              ------------   ------------
     Net property, plant and equipment......................     4,122,922      4,260,061
                                                              ------------   ------------
Other Assets:
Deferred financing costs, less accumulated amortization of
  $157,771 and $132,858 at March 31, 2004 and December 31,
  2003 respectively.........................................       141,166        166,079
  Other assets, net.........................................            --         13,715
                                                              ------------   ------------
     Total other assets.....................................       141,166        179,794
                                                              ------------   ------------
  Total assets..............................................  $  4,824,671   $  5,197,084
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                              (UNAUDITED)
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and other accrued liabilities..............  $  2,366,978   $ 2,056,314
Checks issued against future deposits.......................            --       206,299
Outstanding parimutuel tickets..............................       292,423       540,404
Current maturities of long-term debt........................       116,271       114,402
                                                              ------------   -----------
  Total current liabilities.................................     2,775,672     2,917,419
Long-term debt, less current maturities.....................     6,672,916     6,099,228
Other long-term liabilities.................................       662,912       706,358
                                                              ------------   -----------
  Total liabilities.........................................    10,111,500     9,723,005
                                                              ------------   -----------
Commitments and Contingencies
Stockholders' deficiency:
Common stock, $.01 par value; authorized 3,000,000 shares,
  1,944,409 shares issued...................................        19,444        19,444
Class B common stock, $.01 par value; authorized 1,000,000
  shares; 912,615 shares issued.............................         9,126         9,126
Additional paid-in capital..................................    13,379,275    13,379,275
Accumulated deficit.........................................   (10,292,556)   (9,531,648)
Other comprehensive loss....................................      (437,336)     (437,336)
Cost of 1,593,199 common and 600 Class B common shares in
  treasury..................................................    (7,964,782)   (7,964,782)
                                                              ------------   -----------
Total stockholders' deficiency..............................    (5,286,829)   (4,525,921)
                                                              ------------   -----------
  Total liabilities and Stockholders' deficiency............  $  4,824,671   $ 5,197,084
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                                      (UNAUDITED)
OPERATING REVENUES:
  Pari-mutuel commissions...................................   $2,401,306     $2,879,512
  Admissions................................................       25,604         27,930
  Concessions and parking...................................      437,307        547,104
                                                               ----------     ----------
Total operating revenue.....................................    2,864,217      3,454,546
                                                               ----------     ----------
Operating expenses:
  Wages, taxes and benefits.................................    1,456,839      1,528,132
  Purses....................................................      630,673        779,744
  Cost of food and beverage.................................       79,357         77,387
  Administrative & operating................................    1,165,396      1,178,759
  Depreciation..............................................      137,139        151,021
                                                               ----------     ----------
Total operating expenses....................................    3,469,404      3,715,043
                                                               ----------     ----------
  Loss from operations......................................     (605,187)      (260,497)
                                                               ----------     ----------
Other expense:
  Interest expense, net.....................................     (105,308)       (94,375)
  Amortization of deferred financing costs..................      (24,913)       (24,913)
  Other expense, net........................................        1,500             --
                                                               ----------     ----------
Total other expense.........................................     (128,721)      (119,288)
                                                               ----------     ----------
Loss from operations before provision for income taxes......     (733,908)      (379,785)
Provision for income taxes..................................       27,000         26,000
                                                               ----------     ----------
Net loss....................................................   $ (760,908)    $ (405,785)
                                                               ==========     ==========
Basic and diluted per share data:
Net loss....................................................   $    (0.60)    $    (0.32)
                                                               ----------     ----------
Basic and diluted weighted average common shares
  outstanding...............................................    1,263,225      1,263,225
                                                               ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              QUARTER ENDED MARCH 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(760,908)   $(405,785)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Depreciation and amortization.............................    162,052      175,934
Changes in operating assets and liabilities:
  Decrease (increase) in restricted cash....................       (887)     122,405
  Decrease (increase) in escrowed cash......................    (29,525)     166,990
  Decrease in accounts receivable...........................      6,225        4,480
  Decrease (increase) in prepaid expenses and other current
     assets.................................................     16,938       (1,975)
  Decrease in other assets..................................     13,715           --
  Increase (decrease) in accounts payable and other accrued
     liabilities............................................    314,130     (646,298)
  Decrease in checks issued against future payments.........   (206,299)          --
  Increase (decrease) in outstanding parimutuel tickets.....   (247,981)     255,365
  Decrease in other long term liabilities...................    (43,446)     (33,875)
                                                              ---------    ---------
Total adjustments...........................................    (15,078)      43,026
                                                              ---------    ---------
     Net cash used for operating activities.................   (775,986)    (362,759)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................         --       (3,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt................................    (27,909)     (26,103)
  Proceeds from debt financing..............................    600,000      350,000
  Decrease in notes receivable, officers....................    147,238       44,725
                                                              ---------    ---------
     Net cash provided by financing activities..............    719,329      368,622
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (56,657)       2,601
Cash and cash equivalents, beginning of year................    136,679      114,327
                                                              ---------    ---------
Cash and cash equivalents, end of year......................  $  80,022    $ 116,928
                                                              =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest....................................................  $ 101,844    $ 122,607
                                                              =========    =========
Income taxes................................................  $  27,000    $  26,000
                                                              =========    =========

Non-cash investing activities: The Company recorded a capital lease obligation of $5,729 in the quarter ending March 31, 2003.

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                                 MARCH 31, 2004
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

  INTERIM RESULTS

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of results of operations for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

  LOSS PER COMMON SHARE

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. Stock options were not considered in 2004 and 2003 since the Company had a net loss and their effect would be antidilutive.

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

  STOCK-BASED COMPENSATION

     At March 31, 2004, the Company continued to account for stock-based compensation plans using the intrinsic value method. The Company accounts for stock based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure".

     All stock options were fully vested as of the beginning of the periods presented. As a result, there is no pro-forma expense for the three months ended March 31, 2004 and 2003.

2.  DEBT

     Long-term debt consisted of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004          2003
                                                              ----------   ------------
6.5% Boston Federal Savings Bank term loan requiring 21
  monthly payments of principal and interest of $42,910
  collateralized by a mortgage and security interest in all
  real estate and personal property located at Wonderland
  Greyhound Park. The final payment on the loan is to be
  made September 1, 2005 in the amount of $6,018,735........  $6,185,721    $6,213,630
Notes payable...............................................     603,466            --
                                                              ----------    ----------
Subtotal....................................................   6,789,187     6,213,630
Less current maturities.....................................     116,271       114,402
                                                              ----------    ----------
Long-term portion...........................................  $6,672,916    $6,099,228
                                                              ==========    ==========

     At March 31, 2004, the Company had drawn down a total of $6,340,000 from the Boston Federal Savings Bank loan and $160,000 was available for use. The remaining amounts available under this agreement can only be used to assist the Company for transaction costs to become a private company.

     The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of March 31, 2004 the Company was in compliance with these covenants. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

     In March 2004, Wonderland Greyhound Park Realty LLC received a commitment from a group of investors, one of whom being Charles F. Sarkis, to loan the Company up to $2.5 million to be used for short term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. The Company received an unsecured bridge loan in the amount of $600,000 at a 10% interest rate from this group of investors, but to date have not finalized the transaction contemplated by the proposed commitment. As these negotiations continue, the Company is currently seeking to raise all or the remaining portion of the $2.5 million from other potential investors. However, there can be no assurance that the Company will be able to successfully consummate any such loan transaction. The Company's ability to continue as a going concern will depend in part on its ability to consummate this proposed debt financing.

3.  LITIGATION

     The Company is involved in various legal proceedings that arise in the ordinary course of business.

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

  RESULTS OF OPERATIONS

     The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation for the three months ended March 31, 2004 and 2003

                                                               2004      2003
                                                              -------   -------
Performances................................................       61        66
Simulcast days..............................................       91        89
Pari-mutuel handle (thousands)
  Live-on track.............................................  $ 2,155   $ 2,684
  Live-simulcast............................................    4,574     5,791
  Guest-simulcast...........................................   10,231    11,772
                                                              -------   -------
                                                              $16,960   $20,247
                                                              =======   =======
Total attendance............................................   49,742    54,800
Average per capita on site wagering.........................  $   249   $   264

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

  OPERATING REVENUE

     Total operating revenue declined by approximately $590,000 to $2.86 million in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Parimutuel commissions declined by 17% from approximately $2.88 million to $2.40 million during the same period. Total handle in the first quarter of 2004 was approximately $16.96 million as compared to $20.25 million in 2003, a decline of 16%. Live-on track handle decreased 20% or about $529,000 for the same period from approximately $2.68 million to $2.16 million in the first quarter of 2004, with an average daily attendance of approximately 547 persons in the first quarter of such periods compared to 615 persons in the first quarter of 2003. Live-simulcast handle decreased by approximately $1.22 million or 21% in the first quarter of 2004 compared to the first quarter of 2003. Guest-simulcast handle decreased by approximately $1.54 million or 13% from the 2003 amount. Net admissions revenue decreased by 8%. This decrease is associated with decreased attendance. Other operating revenue consists of food and beverage, program sales, lottery, parking and gift shop sales and was approximately $437,000 for the three months ended March 31, 2004 decreasing by approximately $110,000 from approximately $547,000 for the three months ended March 31, 2003. Parimutuel commissions for the three months ended March 31, 2004 included approximately $26,000 deposited into the Greyhound Capital Improvements Trust Fund, $11,000 into the Greyhound Adoption Fund, and $36,000 into the Greyhound Promotional Trust Fund. During same period of 2003 such amounts were $35,000, $12,000 and $40,000 respectively.

  OPERATING EXPENSES

     Operating expenses of approximately $3.5 million for the three months ended March 31, 2004 decreased by approximately $246,000 from approximately $3.72 million for the three months ended March 31, 2003. The decrease resulted from reductions in payroll expense and a decline in purse expense occasioned by the decline in handle.

  INTEREST EXPENSE

     Interest expense increased by approximately $10,000 for the three months ended March 31, 2004 from $94,000 in the three months ended March 31, 2003 to approximately $105,000 in the three months ended March 31, 2004. The increase was the result of increased borrowings on the Company's loan facility.

  INCOME TAX PROVISION

     The Company's provision for income Taxes was less than the statutory federal tax rate of 34% during the three months ended March 31, 2004 and 2003 primarily due to the Company's net loss in both periods. The Company's provision of $27,000 and $26,000 for income taxes for the three months ended March 31, 2004 and 2003, respectively, represents state and other related taxes.

  LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Company had a working capital deficit of approximately $2.2 million and a stockholders' deficit of approximately $5.3 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily from maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $80,000 at March 31, 2004, compared with approximately $137,000 at December 31, 2003. The Company's cash used by operations was approximately $776,000 during the first quarter of 2004 as compared to cash used by operations of approximately $366,000 during the corresponding period in 2003. Non-cash items included in the Company's net loss in the first quarter of 2004 consisted of depreciation and amortization expense of $162,000.

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

     In March 2004, Wonderland Greyhound Park Realty LLC received a commitment from a group of investors, one of whom being Charles F. Sarkis, to loan the Company up to $2.5 million to be used for short term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. The Company received an unsecured bridge loan in the amount of $600,000 at a 10% interest rate from this group of investors, but to date have not finalized the transaction contemplated by the proposed commitment. As these negotiations continue, the Company is currently seeking to raise all or the remaining portion of the $2.5 million from other potential investors. However, there can be no assurance that the Company will be able to successfully consummate any such loan transaction. The Company's ability to continue as a going concern will depend in part on its ability to consummate this proposed debt financing.

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

     There have been no other material changes to our contractual obligations and lease commitments since December 31, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified. The Company's management, including the Company's Chief Executive Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

     During the three month period ended March 31, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WESTWOOD GROUP, INC.

                                                 /s/ RICHARD P. DALTON
                                          --------------------------------------
                                                    Richard P. Dalton
                                          President, Chief Executive Officer and
                                                         Director
                                           (Principal Executive, Financial and
                                                   Accounting Officer)

Date May 17, 2004

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