Form 10-Q
period 2004-06-30
WESTWOOD GROUP INC
filed 2004-08-16
CIK 83530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

YES    X       NO

INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER ( AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)

YES            NO     X

AS OF AUGUST 4, 2004, 351,210 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE AND 912,015 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                                                                          PAGE
PART I FINANCIAL INFORMATION                                             NUMBER

ITEM 1: Consolidated Financial Statements *                                3

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003      4

Consolidated Statements of Operations for the three months ended
June 30, 2004 and June 30, 2003                                            5

Consolidated Statements of Operations for the six months ended
June 30, 2004 and June 30, 2003                                            6

Consolidated Statements of Cash Flows for the six months ended
June 30, 2004 and June 30, 2003                                            7

Notes to Consolidated Financial Statements                                 8

ITEM 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       11

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk        15

ITEM 4: Controls and Procedures                                           15

PART II OTHER INFORMATION                                                 16

ITEM 1: Legal Proceedings                                                 16

ITEM 2: Changes in Securities and Use of Proceeds                         17

ITEM 3: Defaults Upon Senior Securities                                   17

ITEM 4: Submission of Matters to a Vote of Security Holders               17

ITEM 5: Other Information                                                 17

ITEM 6: Exhibits and Reports on Form 8-K                                  17

SIGNATURE                                                                 18

EXHIBIT INDEX                                                             19

----------
*The Consolidated Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,        December 31,
                                                                                2004              2003
                                                                            ------------      ------------
Assets                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                              $    290,456      $    136,679
     Restricted cash                                                             252,941           251,164
     Escrowed cash                                                               141,651            53,994
     Accounts receivable                                                          31,300            36,968
     Prepaid expenses and other current assets                                   221,694           131,186
     Notes receivable from officers short term portion                                --           147,238
                                                                            ------------      ------------
          Total current assets                                                   938,042           757,229
                                                                            ------------      ------------
Property, plant, & equipment
     Building and building improvements                                       19,137,044        19,137,044
     Machinery and equipment                                                   4,871,800         4,871,800
     Land                                                                        348,066           348,066
                                                                            ------------      ------------
                                                                              24,356,910        24,356,910
     Less accumulated depreciation and amortization                          (20,371,124)      (20,096,849)
                                                                            ------------      ------------
               Net property, plant and equipment                               3,985,786         4,260,061
                                                                            ------------      ------------
Other assets:
Deferred financing costs, less accumulated amortization of $182,681 and
  $132,858 at June 30, 2004 and December 31, 2003, respectively                  116,256           166,079
     Other assets, net                                                                --            13,715
                                                                            ------------      ------------
               Total other assets                                                116,256           179,794
                                                                            ------------      ------------
     Total assets                                                           $  5,040,084      $  5,197,084
                                                                            ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,        December 31,
                                                          2004             2003
                                                      ------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY               (Unaudited)
Current liabilities:
Accounts payable and other accrued liabilities        $  2,322,229      $  2,056,314
Checks issued against future deposits                      436,823           206,299
Outstanding parimutuel tickets                             349,965           540,404
Advances on debt to be finalized                         1,029,966                --
Current maturities of long-term debt                       108,028           114,402
                                                      ------------      ------------
            Total current liabilities                    4,247,011         2,917,419
Long-term debt, less current maturities                  6,049,327         6,099,228
Other long-term liabilities                                596,786           706,358
                                                      ------------      ------------
            Total liabilities                           10,893,124         9,723,005
                                                      ------------      ------------
COMMITMENTS AND CONTINGENCIES
Stockholders' deficiency:
Common stock, $.01 par value; authorized
  3,000,000 shares, 1,944,409 shares issued                 19,444            19,444
Class B Common stock, $.01 par value; authorized
  1,000,000 shares;  912,615 shares issued                   9,126             9,126
Additional paid-in capital                              13,379,275        13,379,275
Accumulated deficit                                    (10,848,767)       (9,531,648)
Other comprehensive loss                                  (447,336)         (437,336)
Cost of 1,593,199 common and 600 Class B
   common shares in treasury                            (7,964,782)       (7,964,782)
                                                      ------------      ------------
Total stockholders' deficiency                          (5,853,040)       (4,525,921)
                                                      ------------      ------------
     Total liabilities & stockholders' deficiency     $  5,040,084      $  5,197,084
                                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           For the Three Months Ended
                                                        ---------------------------------
                                                          June 30,              June 30,
                                                           2004                   2003
                                                        -----------           -----------
OPERATING REVENUES:
      Pari-mutuel commissions                           $ 2,575,440           $ 3,020,871
      Admissions                                             30,577                38,595
      Concessions and parking                               506,356               628,536
                                                        -----------           -----------
  Total operating revenue                                 3,112,373             3,688,002
                                                        -----------           -----------
Operating expenses:
      Wages, taxes and benefits                           1,572,837             1,724,145
      Purses                                                727,389               803,023
      Cost of concessions                                   105,545               108,156
      Administrative and operating                          963,197             1,518,165
      Depreciation and amortization                         137,136               137,138
                                                        -----------           -----------
Total operating expenses                                  3,506,104             4,290,627
                                                        -----------           -----------
      Loss from operations                                 (393,731)             (602,625)
                                                        -----------           -----------
Other expense:
      Interest expense, net                                (133,273)             (107,393)
      Amortization of deferred financing costs              (24,910)              (24,910)
      Other expense,  net                                    (4,297)              (10,000)
                                                        -----------           -----------
Total other expense                                        (162,480)             (142,303)
                                                        -----------           -----------
Loss from operations before
  provision for income taxes                               (556,211)             (744,928)
Provision for income taxes                                       --                 7,500
                                                        -----------           -----------
Net loss                                                $  (556,211)          $  (752,428)
                                                        -----------           -----------
Basic and diluted per share data:
Net loss                                                $     (0.44)          $     (0.60)
                                                        ===========           ===========
Basic and diluted weighted average
  common shares outstanding                               1,263,225             1,263,225
                                                        ===========           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE WESTWOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          For the Six Months Ended
                                                      ---------------------------------
                                                        June 30,              June 30,
                                                         2004                   2003
                                                      -----------           -----------
OPERATING REVENUES:
    Pari-mutuel commissions                           $ 4,976,746           $ 5,900,383
      Admissions                                           56,181                66,525
      Concessions and parking                             943,663             1,175,640
                                                      -----------           -----------
 Total operating revenue                                5,976,590             7,142,548
                                                      -----------           -----------
Operating expenses:
    Wages, taxes and benefits                           3,029,676             3,252,277
    Purses                                              1,358,062             1,582,767
    Cost of concessions                                   184,902               185,543
    Administrative & operating                          2,128,593             2,696,924
    Depreciation and amortization                         274,275               288,159
                                                      -----------           -----------
Total operating expenses                                6,975,508             8,005,670
                                                      -----------           -----------
    Loss  from operations                                (998,918)             (863,122)
                                                      -----------           -----------
Other expense:
    Interest expense, net                                (238,581)             (201,768)
    Amortization of deferred financing costs              (49,823)              (49,823)
    Other expense, net                                     (2,797)              (10,000)
                                                      -----------           -----------
Total other expense                                      (291,201)             (261,591)
                                                      -----------           -----------
Loss from operations before
 provision for income taxes                            (1,290,119)           (1,124,713)
Provision for income taxes                                 27,000                33,500
                                                      -----------           -----------
Net loss                                              $(1,317,119)          $(1,158,213)
                                                      -----------           -----------
Basic and diluted per share data:
Net loss                                              $     (1.04)          $     (0.92)
                                                      ===========           ===========
Basic and diluted weighted average
 common shares outstanding                              1,263,225             1,263,225
                                                      ===========           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THE WESTWOOD GROUP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 For the Six months ended
                                                                             ---------------------------------
                                                                              June 30,               June 30,
                                                                                2004                   2003
                                                                             -----------           -----------
Cash flows from operating activities
Net loss                                                                     $(1,317,119)          $(1,158,213)
Adjustments to reconcile net loss to
 net cash used for operating activities:
        Depreciation and amortization                                            324,098               337,982
        Minimum pension liability adjustment                                     (10,000)                   --
     Changes in operating assets and liabilities:
        Decrease (increase) in restricted cash                                    (1,777)               98,840
        Decrease (increase) in escrowed cash                                     (87,657)              120,099
        Decrease  in accounts receivable                                           5,668                 4,727
        Increase  in prepaid expenses and other current assets                   (90,508)             (142,300)
        Increase in other assets                                                  13,715                    --
        Increase  in accounts payable and other accrued liabilities              295,581               518,390
        Increase in checks issued against future payments                        230,524                    --
        Decrease in outstanding parimutuel tickets                              (190,439)             (157,187)
        Decrease in other long term liabilities                                 (109,572)              (66,921)
                                                                             -----------           -----------
      Total adjustments                                                          379,633               713,630
                                                                             -----------           -----------
            Net cash used for operating activities                              (937,486)             (444,583)
                                                                             -----------           -----------
Cash flows from investing activities:
     Additions to property, plant and equipment                                       --               (28,141)

Cash flows from financing activities:
     Principal  payments  of debt                                                (56,275)              (51,237)
     Proceeds from debt financing                                                     --               350,000
     Decrease in notes receivable, officers                                      147,238               538,926
     Proceeds from advances on debt to be finalized                            1,000,000                    --
                                                                             -----------           -----------
        Net cash provided by financing activities                              1,090,963               837,689
                                                                             -----------           -----------
Net increase in cash and cash equivalents                                        153,777               364,965
Cash and cash equivalents, beginning of year                                     136,679               114,327
                                                                             -----------           -----------
Cash and cash equivalents, end of year                                       $   290,456           $   479,292
                                                                             -----------           -----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                     $   207,368           $   201,768
                                                                             -----------           -----------
Income taxes                                                                 $    27,000           $    26,000
                                                                             -----------           -----------

Non-cash investing activities: The Company recorded a capital lease obligation of $26,310 in 2003.

The accompanying notes are an integral part of these consolidated financial statements.

THE WESTWOOD GROUP, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004
                                   (UNAUDITED)

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

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three- and six- month periods ended June 30, 2004 and 2003 include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

      LOSS PER COMMON SHARE

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive common shares, consisting of stock options with an exercise price below the average market price of common shares. Stock options were not considered in 2004 or 2003 since the Company had a net loss and their effect would be antidilutive.

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

      STOCK-BASED COMPENSATION

      At June 30, 2004, the Company continued to account for stock-based compensation plans using the intrinsic value method. The Company accounts for stock based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".

      All stock options were fully vested as of the beginning of the periods presented. As a result, There is no pro-forma expense for the six months ended June 30, 2004 or 2003.

2. DEBT

      Long-term debt consisted of the following:

                                                                        JUNE 30,          DECEMBER 31,
                                                                          2004                2003
                                                                       ----------          ----------
  6.5% Boston Federal Savings Bank term loan requiring 15
    monthly payments of principal and interest of $42,910
    collateralized by a mortgage and security interest in
    all real estate and personal property located at
    Wonderland Greyhound Park. The final payment on the loan
    is to be made September 1, 2005 in the amount of $6,018,735        $6,157,355          $6,213,630
Less current maturities .....................................             108,028             114,402
                                                                       ----------          ----------
Long-term portion ...........................................          $6,049,327          $6,099,228
                                                                       ==========          ==========

      At June 30, 2004, the Company had drawn down a total of $6,340,000 from the Boston Federal Savings Bank loan and $160,000 was available for use. The remaining amounts available under this agreement can only be used to assist the Company for transaction costs to become a private company.

      The Loan, Reimbursement, and Security Agreement, dated as of September 3, 2002, by and between Wonderland Greyhound Park Realty, LLC and Boston Federal Savings Bank, contains certain restrictive covenants including the maintenance of certain financial ratios and debt coverage requirements. As of June 30, 2004 the Company was in compliance with these covenants. The note is collateralized by a mortgage and security interest in all real estate and personal property at Wonderland Greyhound Park.

3. ADVANCES ON DEBT TO BE FINALIZED

      In March 2004, Wonderland Greyhound Park Realty LLC received a commitment from a group of investors, one of whom being Charles F. Sarkis, to loan the Company up to $2.5 million to be used for short term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. In the first six months of 2004, the Company received unsecured advances in the amount of $1,000,000 which bear interest at 10% per annum from this group of investors, but to date have not finalized the transaction contemplated by the proposed commitment. In July 2004, the Company received an additional $150,000 of unsecured advances, increasing the aggregate amount received from this group of investors to $1,150,000. Accrued interest on the advances totaled $29,966 at June 30, 2004. As these negotiations continue, the Company is currently seeking to raise all or the remaining portion of the $2.5 million from other potential investors. However, there can be no assurance that the Company will be able to successfully consummate any such loan transaction. The Company's ability to continue as a going concern will depend in part on its ability to consummate this proposed debt financing.

4. GOING PRIVATE TRANSACTION

      On August 10, 2004, the Company filed a definitive proxy statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 500 for 1 reverse stock split of its capital stock. The definitive proxy statement was mailed to the stockholders of the Company on or about August 11, 2004. A special meeting of the Company's stockholders is currently scheduled to be held on September 20, 2004 to vote upon the proposed reverse stock split. If the proposed reverse stock split is approved by the Company's stockholders at the special meeting, then holders of less than 500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public to a private company and to relieve the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

      In addition to receiving the cash payment of $4.00 per share, each record holder being redeemed in connection with the proposed reverse stock split will be entitled to receive an additional cash payment if, within one calendar year from the date of the special meeting of the stockholders, the Massachusetts state legislature enacts legislation that expands legalized gaming in The Commonwealth of Massachusetts and such legislation authorizes the Company to install slot machines at its Wonderland racetrack facility. If such legislation is enacted, the Board of Directors of the Company will engage an independent financial advisor, and in consultation with this advisor, will determine the incremental increase in the valuation of the Company as a direct result of the installation and operation of a certain number of slot machines at its Wonderland racetrack facility, and based upon such valuation, will pay each redeemed record holder any increase in value above the $4.00 per share cash payment received in connection with the reverse stock split, which will be payable at such time and in such manner as determined by the Board of Directors.

5.    LITIGATION

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

(ii)  that Alouette Capital was not a registered broker dealer; and

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

      The Company disputes all of the allegations set forth in the complaint, and on November 10, 2003, it filed a Motion to Dismiss for failure to state a claim. The Company's opening brief in support of its Motion to Dismiss was filed on February 3, 2004, and the plaintiffs' answering brief in opposition to the Motion to Dismiss was filed on March 1, 2004. The Court of Chancery suspended briefing in this case until after the definitive proxy statement was finalized and filed with the Securities and Exchange Commission.

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

OVERVIEW

      On August 10, 2004, the Company filed a definitive proxy statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 500 for 1 reverse stock split of its capital stock. The definitive proxy statement was mailed to the stockholders of the Company on or about August 11, 2004. A special meeting of the Company's stockholders is currently scheduled to be held on September 20, 2004 to vote upon the proposed reverse stock split. If the proposed reverse stock split is approved by the Company's stockholders at the special meeting, then holders of less than 500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public to a private company and to relieve the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

      The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation for the three months ended June 30, 2004 and 2003

                                          2004         2003
                                         -------      -------
Performances .........................        64           75
Simulcast days .......................        91           91
Pari-mutuel handle (thousands)
  Live-on track ......................   $ 2,561      $ 3,577
  Live-simulcast .....................     4,512        6,686
  Guest-simulcast ....................    11,285       12,297
                                         -------      -------
                                         $18,358      $22,560
                                         =======      =======
Total attendance .....................    56,617       62,922
Average per capita on site wagering ..   $   249      $   252

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

OPERATING REVENUE

      Total operating revenue declined by approximately $576,000 to $3.11 million in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Parimutuel commissions declined by 15% from approximately $3.02 million to $2.58 million during the same period. Total handle in the second quarter of 2004 was approximately $18.36 million as compared to $22.56 million in 2003, a decline of 19%. Live-on track handle decreased 28% or about $1.02 million for the same period from approximately $3.58 million to $2.56 million in the second quarter of 2004, with an average daily attendance of approximately 622 persons in the second quarter of such period compared to 691 persons in the second quarter of 2003. Live-simulcast handle decreased by approximately $2.17 million or 32% in the second quarter of 2004 compared to the second quarter of 2003. Guest-simulcast handle decreased by approximately $1.01 million or 8% from the 2003 amount. Net admissions revenue decreased by 21%. This decrease is associated with decreased attendance. Other operating revenue consisting of food and beverage, program sales, lottery, parking and gift shop sales was approximately $506,000 for the three months ended June 30, 2004 decreasing by approximately $123,000 from approximately $629,000 for the three months ended June 30, 2003. Parimutuel commissions for the three months ended June 30, 2004 included approximately $28,000 deposited into the Greyhound Capital Improvements Trust Fund, $13,000 into the Greyhound Adoption Fund, and $41,000 into the Greyhound Promotional Trust Fund. During same period of 2003 such amounts were $30,000, $18,000 and $49,000 respectively.

OPERATING EXPENSES

      Operating expenses of approximately $3.5 million for the three months ended June 30, 2004 decreased by approximately $790,000 from approximately $4.34 million for the three months ended June 30, 2003. The decrease resulted from reductions in professional fees and operating expenses and a decline in purse expense occasioned by the decline in handle.

INTEREST EXPENSE

      Interest expense increased by approximately $26,000 for the three months ended June 30, 2004 from $107,000 in the three months ended June 30, 2003 to approximately $133,000 in the three months ended June 30, 2004. The increase was the result of increased borrowings on the Company's loan facility as well as borrowings under the Company's advances.

INCOME TAX PROVISION

      The Company's provision for income taxes was less than the statutory federal tax rate of 34% during the three months ended June 30, 2004 and 2003 primarily due to the Company's net loss in both periods. The Company's provision of $0 and $7,500 for income taxes for the three months ended June 30, 2004 and 2003, respectively, represents state and other related taxes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      The table below illustrates certain key statistics for Wonderland Park, the Company's greyhound racing operation for the six months ended June 30, 2004 and 2003

                                           2004          2003
                                         --------      --------
Performances ..........................       125           141
Simulcast days ........................       182           180
Pari-mutuel handle (thousands)
  Live-on track .......................  $  4,716      $  6,261
  Live-simulcast ......................     9,086        12,477
  Guest-simulcast .....................    21,516        24,069
                                         --------      --------
                                         $ 35,318      $ 42,807
                                         ========      ========
Total attendance                          106,359       117,722
Average per capita on site wagering      $    247      $    258

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

OPERATING REVENUE

      Total operating revenue declined by approximately $1.16 million to $5.98 million in the six months ended June 30, 2004 as compared to $7.14 million in the six months ended June 30, 2003. Parimutuel commissions declined by 16% from approximately $5.90 million to $4.98 million during the same period. Total handle in the first six months of 2004 was approximately $35.32 million as compared to $42.81 million in 2003, a decline of 17%. Live-on track handle decreased 25% or about $1.5 million for the same period from approximately $6.26 million to $4.72 million in the first six months of 2004, with an average daily attendance of approximately 584 persons in the first six months of such periods compared to 654 persons in the first six months of 2003. Live-simulcast handle decreased by approximately $3.39 million or 27% in the first six months of 2004 compared to the first six months of 2003. Guest-simulcast handle decreased by approximately $2.55 million or 11% from the 2003 amount. Net admissions revenue decreased by 16%. This decrease is associated with decreased attendance. Other operating revenue consisting of food and beverage, program sales, lottery, parking and gift shop sales was approximately $944,000 for the six months ended June 30, 2004 decreasing by approximately $231,000 from approximately $1.18 million for the six months ended June 30, 2003. Parimutuel commissions for the six months ended June 30, 2004 included approximately $54,000 deposited into the Greyhound Capital Improvements Trust Fund, $24,000 into the Greyhound Adoption Fund, and $77,000 into the Greyhound Promotional Trust Fund. During same period of 2003 such amounts were $60,000, $31,000 and $91,000 respectively.

OPERATING EXPENSES

      Operating expenses of approximately $7.02 million for the six months ended June 30, 2004 decreased by approximately $1.03 million from approximately $8.06 million for the six months ended June 30, 2003. The decrease resulted from reductions in payroll expense, decline in purse expense occasioned by the decline in handle, and reductions in operating expenses and professional fees.

INTEREST EXPENSE

      Interest expense increased by approximately $37,000 for the six months ended June 30, 2004 from $202,000 in the six months ended June 30, 2003 to approximately $239,000 in the six months ended June 30, 2004. The increase was the result of increased borrowings on the Company's loan facility, as well as borrowings on the Company's unsecured bridge loan.

INCOME TAX PROVISION

      The Company's provision for income Taxes was less than the statutory federal tax rate of 34% during the six months ended June 30, 2004 and 2003 primarily due to the Company's net loss in both periods. The Company's provision of $27,000 and $33,500 for income taxes for the six months ended June 30, 2004 and 2003, respectively, represents state and other related taxes.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, the Company had a working capital deficit of approximately $3.3 million and a stockholders' deficit of approximately $5.8 million. Historically, the Company's primary sources of capital to finance its businesses have been its cash flow from operations and credit facilities. The Company's capital needs are primarily for maintenance and enhancement of the racing facility at Wonderland, and for debt service requirements. The Company's cash and cash equivalents totaled approximately $290,000 at June 30, 2004, compared with approximately $137,000 at December 31, 2003. The Company's cash used by operations was approximately $937,000 during the first six months of 2004 as compared to cash used by operations of approximately $445,000 during the corresponding period in 2003. Non-cash items included in the Company's net loss in the first six months of 2004 consisted of depreciation and amortization expense of $324,000.

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

      In March 2004, Wonderland Greyhound Park Realty LLC received a commitment from a group of investors, one of whom being Charles F. Sarkis, to loan the Company up to $2.5 million to be used for short term working capital purposes in consideration for a second mortgage on the real property located at Wonderland Greyhound Park. The Company has received an unsecured loan in the aggregate amount of $1,150,000 at a 10% interest rate from this group of investors, but to date have not finalized the transaction contemplated by the proposed commitment. As these negotiations continue, the Company is currently seeking to raise all or the remaining portion of the $2.5 million from other potential investors. However, there can be no assurance that the Company will be able to successfully consummate any such loan transaction. The Company's ability to continue as a going concern will depend in part on its ability to consummate this proposed debt financing.

      On August 10, 2004, the Company filed a definitive proxy statement and an accompanying Schedule 13E-3 with the Securities and Exchange Commission in order to effectuate a 500 for 1 reverse stock split of its capital stock. The definitive proxy statement was mailed to the stockholders of the Company on or about August 11, 2004. A special meeting of the Company's stockholders is currently scheduled to be held on September 20, 2004 to vote upon the proposed reverse stock split. If the proposed reverse stock split is approved by the Company's stockholders at the special meeting, then holders of less than 500 shares immediately prior to such meeting will be cashed out at a per share purchase price equal to $4.00, thereby reducing the number of its stockholders to under 300 and, consequently, allowing the Company to change its status from a public to a private company and to relieve the Company of the administrative burden and cost and competitive disadvantages associated with filing reports and otherwise complying with the requirements of registration under the federal securities laws and to permit small stockholders to receive a fair price for their shares without having to pay brokerage commission.

     In addition to receiving the cash payment of $4.00 per share, each record holder being redeemed in connection with the proposed reverse stock split will be entitled to receive an additional cash payment if, within one calendar year from the date of the special meeting of the stockholders, the Massachusetts state legislature enacts legislation that expands legalized gaming in The Commonwealth of Massachusetts and such legislation authorizes the Company to install slot machines at its Wonderland racetrack facility. If such legislation is enacted, the Board of Directors of the Company will engage an independent financial advisor, and in consultation with this advisor, will determine the incremental increase in the valuation of the Company as a direct result of the installation and operation of a certain number of slot machines at its Wonderland racetrack facility, and based upon such valuation, will pay each redeemed record holder any increase in value above the $4.00 per share cash payment received in connection with the reverse stock split, which will be payable at such time and in such manner as determined by the Board of Directors.


     The reverse stock split would (i) cause the Westwood Group to redeem shares held by approximately 370 holders of record of Common Stock, (ii) not eliminate record holders who hold 500 or more shares of Common Stock and Class B Common Stock, (iii) reduce the number of shares, on a pro-rata basis, held by the holders of record who hold 500 or more shares of Common Stock and Class B Common Stock, and (iv) change the percent of Common Stock held by the remaining stockholders to 100%.

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

FORWARD-LOOKING STATEMENTS
Certain statements contained throughout this quarterly report constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forwardlooking statements. Such factors include, among others, the following: general economic and business conditions; industry trends, changes in business strategy or development plans; availability and quality of management; and availability, terms and employment of capital. Special attention should be paid to such forward-looking statements including, but not limited to, statements relating to (i) the Company's ability to execute its business strategy, (ii) the Company's ability to obtain sufficient resources to finance its working capital and capital expenditures needs and provide for its obligations, and (iii) the statements contained

                                     - 15 -
in this item.


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

ITEM 4. CONTROLS AND PROCEDURES
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified. The Company's management, including the Company's Chief Executive Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. During the three month period ended June 30, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Specifically, the Securities Division alleged that the Company failed to disclose:

i) the existence of loans from the principal of Alouette Capital to the Company and Mr. Sarkis;

(ii) that Alouette Capital was not a registered broker dealer; and

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

     The Company disputes all of the allegations set forth in the complaint, and on November 10, 2003, it filed a Motion to Dismiss for failure to state a claim. The Company's opening brief in support of its Motion to Dismiss was filed on February 3, 2004, and the plaintiffs' answering brief in opposition to the Motion to Dismiss was filed on March 1, 2004. The Court of Chancery suspended briefing in this case until after the definitive proxy statement was finalized and filed with the Securities and Exchange Commission.

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


                                    THE WESTWOOD GROUP, INC.


                                    /s/ Richard P. Dalton
                                    --------------------------------------
                                    Richard P. Dalton
                                    President, Chief Executive Officer and
                                    Director
                                    (Principal Executive, Financial and
                                    Accounting Officer)
                                    Date August 16, 2004

                                  EXHIBIT INDEX

31.1 Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.